Form 10QSB
period 1996-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 1996-05-15
CIK 943032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    -----------------

                          Commission File No. 0-25866

                   -----------------------------------------
                        PHOENIX GOLD INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

           Oregon                                       93-1066325
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                    identification number)

     9300 North Decatur Street
          Portland, Oregon                                  97203
(Address of principal executive offices)                  (Zip code)

                                 (503) 288-2008
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]        NO [ ]

As of April 30, 1996, there were issued and outstanding 3,446,920 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one):
     YES [ ]        NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial Statements

          Balance Sheets at March 31, 1996 (unaudited) and                  3
            September 30, 1995 (audited)

          Unaudited Statements of Earnings for the Three and
            Six Months Ended March 31, 1996                                 4

          Unaudited Statements of Cash Flows for the Three and
            Six Months Ended March 31, 1996                                 5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis or Plan of Operation         8


PART II.   OTHER INFORMATION

Items 1 through 6                                                          12

Signatures                                                                 14

Index to Exhibits                                                          15

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             PHOENIX GOLD INTERNATIONAL, INC.
                                      BALANCE SHEETS

                                          ASSETS

                                                    MARCH 31,      SEPTEMBER 30,
                                                      1996             1995
                                                  ------------     -------------
                                                   (Unaudited)       (Audited)

Current assets:

    Cash and cash equivalents                      $     2,251        $2,101,563
    Accounts receivable, net                         6,054,216         3,825,473
    Inventories                                      8,974,750         4,482,442
    Prepaid expenses                                   586,697           328,047
    Deferred taxes                                      48,130            53,614
                                                   -----------       -----------
          Total current assets                      15,666,044        10,791,139
                                                   -----------       -----------

Property and equipment, net                          3,910,704         3,363,600
Goodwill, net                                          935,275           201,396
Other assets                                         1,182,197           153,114
                                                   -----------       -----------

Total assets                                       $21,694,220       $14,509,249
                                                   ===========       ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY

    Accounts payable                               $ 4,371,371       $ 1,322,083
    Notes payable                                    3,218,105               --
    Accrued expenses                                   656,198           533,989
    Current portion of long-term debt
      and capital lease obligations                    119,200           113,800
                                                   -----------       -----------
          Total current liabilities                  8,364,874         1,969,872
Long-term obligations, net of current portion          225,215           286,189
Deferred taxes                                         522,438           240,000


Shareholders' equity:
    Preferred Stock; 5,000,000 shares
      authorized; none outstanding                          --                --
    Common stock, no par value; 20,000,000
      shares authorized; 3,446,920 and 3,445,000
      shares outstanding at March 31, 1996 and
      September 30, 1995, respectively               7,441,973         7,432,987
    Retained earnings                                5,139,720         4,580,201
                                                   -----------       -----------

          Total shareholders' equity                12,581,693        12,013,188
                                                   -----------       -----------

Total liabilities and shareholders' equity         $21,694,220       $14,509,249
                                                   ===========       ===========

                        See Notes to Financial Statements

                                                  PHOENIX GOLD INTERNATIONAL, INC.
                                                       STATEMENTS OF EARNINGS
                                                             (UNAUDITED)
                                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                     MARCH 31,                                 MARCH 31,
                                                         --------------------------------          --------------------------------
                                                             1996                 1995                 1996                 1995
                                                         -----------          -----------          -----------          -----------
Net sales                                                $ 6,759,015          $ 4,430,177          $11,886,804          $ 8,385,382
Cost of sales                                              4,884,072            2,740,713            8,331,815            5,399,873
                                                         -----------          -----------          -----------          -----------

     Gross profit                                          1,874,943            1,689,464            3,554,989            2,985,509

Operating expenses:
  Selling                                                    787,603              568,319            1,328,478              990,327
  General and administrative                                 736,358              394,954            1,292,119              776,588
                                                         -----------          -----------          -----------          -----------

     Total operating expenses                              1,523,961              963,273            2,620,597            1,766,915
                                                         -----------          -----------          -----------          -----------

Income from operations                                       350,982              726,191              934,392            1,218,594
                                                         -----------          -----------          -----------          -----------
Other income (expense):
  Interest expense                                           (29,755)            (124,905)             (40,116)            (216,134)
  Other income (expense), net                                     --               (4,653)              19,495               (4,653)
                                                         -----------          -----------          -----------          -----------

     Total other expense                                     (29,755)            (129,558)             (20,621)            (220,787)
                                                         -----------          -----------          -----------          -----------
Earnings before taxes                                        321,227              596,633              913,771              997,807
Income tax expense                                           119,252              251,415              354,252              403,415
                                                         -----------          -----------          -----------          -----------

Net earnings                                             $   201,975          $   345,218          $   559,519          $   594,392
                                                         ===========          ===========          ===========          ===========

Net earnings per share                                   $      0.06          $      0.15          $      0.15          $      0.26
                                                         ===========          ===========          ===========          ===========

Shares used in per share calculation                       3,651,255            2,270,207            3,633,851            2,270,207
                                                         ===========          ===========          ===========          ===========

                                                  See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
Cash flows from operating activities:

  Net earnings                                       $   559,519    $   594,392
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization                      482,268        265,752
      Deferred taxes                                     287,922        (26,882)
      Changes in operating assets and liabilities:
          Accounts receivable                         (2,228,743)      (397,638)
          Inventories                                 (4,154,529)    (1,261,060)
          Prepaid expenses                              (258,650)      (275,677)
          Other assets                                  (131,295)            --
          Accounts payable                             3,049,288        398,815
          Accrued expenses                               122,209         24,434
                                                     -----------    -----------

Net cash used in operating activities                 (2,272,011)      (677,864)
                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures, net                             (902,997)    (1,151,925)
  Acquisition of Carver Professional
    Sound division                                    (1,745,821)            --
                                                     -----------    -----------

Net cash used in investing activities                 (2,648,818)    (1,151,925)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term obligations                         --      2,092,563
  Repayment of long-term obligations                     (55,574)      (732,474)
  Notes payable, net                                   2,868,105        432,558
  Common stock issued                                      8,986             --
  Proceeds from notes payable to shareholders                 --         22,865
                                                     -----------    -----------

Net cash provided by financing activities              2,821,517      1,815,512
                                                     -----------    -----------

Increase (decrease) in cash                           (2,099,312)       (14,277)

Cash, beginning of period                              2,101,563         18,038
                                                     -----------    -----------

Cash, end of period                                  $     2,251    $     3,761
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $    55,594    $   208,678
  Cash paid during the period for income taxes       $   101,800    $   428,000

Supplemental disclosure of non-cash activities:

  Note payable incurred via acquisition of
     Carver Professional                             $   350,000    $        --


                       See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.

                          Notes to Financial Statements

                                   (Unaudited)

(1)   Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 24, 1995 filed with the Securities and Exchange Commission. The results of operations for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made to present fairly the Company's financial position at March 31, 1996 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 1996 and 1995.

(2)   Reporting periods

The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1995 was a 52-week year and fiscal 1996 is a 53-week year. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ends on September 30. The first quarter of fiscal 1995 was a 13-week period and the same quarter in fiscal 1996 was a 14-week period. The remaining quarters in fiscal years 1995 and 1996 are 13-week quarters.

(3)   Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                                    March 31,      September 30,
                                                      1996             1995
                                                   ----------      -------------

Raw materials                                      $4,316,975       $ 1,161,666
Work-in-process                                       534,047           346,055
Finished goods                                      3,958,155         2,874,923
Supplies                                              165,573            99,798
                                                   ----------       -----------
     Total inventories, net                        $8,974,750       $ 4,482,442
                                                   ==========       ===========

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)   Property and equipment

Property and equipment consist of the following:

                                                    March 31,      September 30,
                                                      1996             1995
                                                   ----------      -------------

Machinery, equipment, and vehicles                 $3,429,680       $ 3,020,056
Leasehold improvements                              1,348,580         1,324,350
Construction in progress                              524,459            55,315
                                                   ----------       -----------
                                                    5,302,719         4,399,721
Less accumulated depreciation and amortization     (1,392,015)       (1,036,121)
                                                   ----------       -----------
     Total property and equipment, net             $3,910,704       $ 3,363,600
                                                   ==========       ===========

PART I.   FINANCIAL INFORMATION
Item 2:   Management's Discussion and Analysis or Plan of Operation

                        PHOENIX GOLD INTERNATIONAL, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

Net sales increased $2.33 million, or 52.6%, to $6.76 million for the three months ended March 31, 1996, compared to $4.43 million for the three months ended March 31, 1995. Sales of electronics products in the quarter ended March 31, 1996 increased 75.8% from the quarter ended March 31, 1995, principally due to the commencement in December 1995 of sales of the Company's new professional sound products. Sales of speakers and accessories increased 51.8% and 28.7%, respectively, in the second quarter of fiscal 1996 compared to the comparable fiscal 1995 quarter. Net sales increased $3.50 million, or 41.8%, to $11.89 million for the six months ended March 31, 1996, compared to $8.39 million for the six months ended March 31, 1995. Sales of electronics products, speakers and accessories increased 68.2%, 27.6% and 17.0%, respectively, in the first six months of fiscal 1996 compared to the comparable fiscal 1995 period.

International sales increased 44.6% to $2.63 million for the three months ended March 31, 1996, from $1.82 million in the comparable 1995 period. International sales increased 53.5% to $4.98 million for the six months ended March 31, 1996, from $3.24 million in the comparable 1995 period. The increase in international sales for the six months ended March 31, 1996 resulted primarily from several significant orders of electronics from a European distributor in anticipation of European regulatory changes effective as of December 31, 1995. **The Company does not expect these orders to be repeated in future periods. International sales represented 39.0% and 41.1% of net sales for the three months ended March 31, 1996 and 1995, respectively. International sales represented 41.9% and 38.7% of net sales for the six months ended March 31, 1996 and 1995, respectively.

Gross profit decreased to 27.7% of net sales for the three months ended March 31, 1996 from 38.1% in the comparable fiscal 1995 period. Gross profit decreased to 29.9% of net sales for the six months ended March 31, 1996 from 35.6% in the comparable fiscal 1995 period. The decrease in gross profit for the three and six months ended March 31, 1996, was primarily due to changes in the product sales mix and start-up costs associated with manufacturing new products.

The Company introduced a record 19 new electronics and speakers products in January 1996. Initial shipments of many of these products were delayed until late March 1996 as the Company responded to customer comments by making several engineering design changes to the products. The introduction of new products effectively shortened the life cycle and decreased sales of several of the Company's key existing products during the earlier part of the second quarter of fiscal 1996. The shortfall in car audio electronics sales in the quarter was generally offset by sales of professional sound products that temporarily carried much lower gross margins than car audio electronics products. During the quarter, a majority of the professional sound products were purchased from Carver Corporation at premium prices. The remaining professional sound products were manufactured by the Company beginning in late March 1996 using higher cost raw material components obtained from Carver Corporation and other outside vendors. Additionally, the Company also experienced significant production and engineering related start-up costs for the new professional sound and car audio electronics products. **The Company anticipates that gross margins for these products and gross margins overall will increase beginning in the third quarter of fiscal 1996 due to expected reductions in certain raw materials costs, increased manufacturing labor efficiencies and a higher margin product mix.

Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $561,000, or 58.2%, to $1.52 million for the three months ended March 31, 1996 compared to $963,000 for the three months ended March 31, 1995. Operating expenses were 22.5% and 21.7% of net sales in the respective three-month periods. Operating expenses increased $854,000, or 48.3%, to $2.62 million for the six months ended March 31, 1996 compared to $1.77 million for the six months ended March 31, 1995. Operating expenses were 22.0% and 21.1% of net sales in the respective six-month periods.

Selling expenses increased $219,000, or 38.6%, to $788,000 for the three months ended March 31, 1996 compared to $568,000 for the comparable fiscal 1995 period. Selling expenses were 11.7% and 12.8% of net sales in the respective three-month periods. Selling expenses increased $338,000, or 34.1%, to $1.33 million for the six months ended March 31, 1996 compared to $990,000 for the comparable fiscal 1995 period. Selling expenses were 11.2% and 11.8% of net sales in the respective six-month periods. The increased selling expenses in dollar amount for the three and six months ended March 31, 1996 were principally due to increased trade show, advertising and related expenses to support sales of existing and newly introduced products, and increased personnel and related costs.

General and administrative expenses increased $341,000, or 86.4%, to $736,000 for the three months ended March 31, 1996, compared to $395,000 for the comparable fiscal 1995 period. General and administrative expenses were 10.9% and 8.9% of net sales in the respective three-month periods. General and administrative expenses increased $516,000, or 66.4%, to $1.29 million for the six months ended March 31, 1996 compared to $777,000 for the comparable fiscal 1995 period. General and administrative expenses were 10.9% and 9.3% of net sales in the respective six-month periods. The increased general and administrative expenses in dollar amount for the three and six months ended March 31, 1996 were principally due to increased research and development costs, amortization of goodwill and other intangibles related to the purchase of the Carver Professional Sound division and legal and accounting costs.

Other expenses, net of other income, decreased $100,000, or 77.0%, to $30,000 for the three months ended March 31, 1996 compared to $130,000 for the comparable fiscal 1995 period. Other expenses, net of other income, decreased $200,000, or 90.7%, to $21,000 for the six months ended March 31, 1996 compared to $221,000 for the comparable fiscal 1995 period. The changes were due to reduced interest expense on borrowings and interest income from investment of initial public offering proceeds during the three and six-month periods in fiscal 1996.

Net earnings were $202,000, or $.06 per share, for the three months ended March 31, 1996 compared to $345,000, or $.15 per share, for the comparable prior period. Net earnings were 3.0% and 7.8% of net sales in the respective three-month periods. Net earnings were $560,000, or $.15 per share, for the six months ended March 31, 1996 compared to $594,000, or $.26 per share, for the comparable fiscal 1995 period. Net earnings were 4.7% and 7.1% of net sales in the respective six-month periods. The weighted average number of shares increased in the three and six-month periods in fiscal 1996 due to the initial public offering of the Company's Common Stock in May 1995.

Liquidity and Capital Resources
- - -------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the six months ended March 31, 1996 principally from proceeds from short-term borrowings. The Company has a $4.0 million revolving bank operating line of credit expiring on December 31, 1996. There was $2.87 million outstanding on the line at March 31, 1996, and the Company was eligible to borrow an additional $1.13 million under such line on that date. Interest on borrowings is equal to the bank's prime lending rate (8.25% at March 31, 1996). Borrowings under the line of credit are secured by substantially all of the Company's assets. Management expects to negotiate new credit facilities prior to December 31, 1996. Net cash used by operating activities was $2.27 million for the six months ended March 31, 1996. Cash and cash equivalents decreased $2.10 million and working capital decreased $1.52 million during the six months ended March 31, 1996, primarily due to the acquisition of the Carver Professional Sound division in November 1995.

Accounts receivable increased $2.23 million during the six months ended March 31, 1996, principally due to increased sales volume during March 1996.

Inventories increased $4.49 million, or 100.2%, to $8.97 million during the six months ended March 31, 1996. This increase is due primarily to the acquisition of raw material components necessary for the manufacture of the Company's new professional sound products, its newly introduced car audio electronics and Cyclone speaker products. A significant quantity of these raw materials was purchased from Carver Corporation and its outside vendors in order to support production of professional sound products while the Company establishes alternative sources for all parts, many of which have long lead-times for procurement. Increases in inventory were funded primarily by increases in accounts payable of $3.05 million.

Prepaid expenses increased $259,000 during the six months ended March 31, 1996, primarily due to trade show and insurance costs incurred in the beginning of the Company's fiscal year that will be amortized over the remainder of the fiscal year.

Effective November 20, 1995, the Company acquired substantially all of the assets of the Professional Sound division of Carver Corporation. The assets acquired included finished goods and other intangible property, including the license of the name "Carver Professional" for five years. The purchase price for the assets was $2.10 million, of which the Company paid $1.75 million in cash (including an additional $8,000 in professional fees related to the acquisition incurred in the quarter ended March 31, 1996) and a $350,000 note payable due on November 20, 1996. The Company accounted for the acquisition under the purchase method of accounting and recorded finished goods of $338,000, other intangibles of $965,000 and goodwill of $792,000. Other intangibles are included in "Other Assets" on the Company's balance sheet as of March 31, 1996 and consist of patents and trademarks, a covenant not to compete and intellectual property. Other intangibles and goodwill are being amortized using the straight-line method over a period of five years.

Net deferred tax liabilities increased $288,000 in the six months ended March 31, 1996, principally due to certain differences in book and tax accounting treatments arising from the acquisition of the Carver Professional Sound division in November 1995.

In January 1996 the Company amended its lease for its facility to extend its option to purchase the facility until June 30, 1999 and to lease on a triple-net basis approximately 34,000 square feet of additional space in an adjacent building. Annual lease payments for the additional space are approximately $134,000. The Company has the option at any time prior to June 30, 1999 to purchase the additional space for $1.27 million, subject to increases based upon changes in the Consumer Price Index.

The Company made capital expenditures of $903,000 during the six months ended March 31, 1996. These expenditures related primarily to the continued automation of certain manufacturing operations, tooling costs associated with the manufacturing of new speaker products and the upgrade and expansion of the Company's existing computer system. **Management anticipates that capital expenditures for the remainder of fiscal 1996 will be approximately $200,000. These anticipated expenditures will be financed from proceeds of long-term debt and cash provided by operations.

Forward-Looking Statements
- - --------------------------

This Report contains estimates, projections and other forward-looking statements, which are denoted "**". These statements are subject to certain risks, trends and uncertainties, including those discussed here, that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge.

Among the factors that could cause actual international sales, gross margin results and capital expenditures to differ materially from anticipated results are the following: business conditions and growth in the car audio electronics, speakers and professional sound products markets and the general economy; competitive factors such as rival products and price pressures; availability of third party components at reasonable prices; continued success in the manufacturing ramp with respect to speakers and professional sound products; changes in product mix; cost and yield issues associated with initiating production of speakers and professional sound products at the Company's factory; and the risk factors listed from time to time in the Company's SEC filings including, but not limited to, the Prospectus dated May 4, 1995 relating to the Company's initial public offering.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                NONE

Item 2.   Changes in Securities                                            NONE

Item 3.   Defaults Upon Senior Securities                                  NONE

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 12, 1996. Voting common shareholders took the following actions at the meeting:

1. The shareholders voted to elect the following nominees to the Company's Board of Directors:

                                               Votes                Votes
                                                For                Withheld
                                             ---------             --------
      Keith A. Peterson                      3,256,419              1,250
      Timothy G. Johnson                     3,256,419              1,250
      Frank G. Magdlen                       3,256,419              1,250
      Matthew W. Chapman                     3,256,419              1,250

2. The shareholders voted to ratify management's selection of auditors for fiscal 1996 by the affirmative vote of 3,242,024 shares, with 14,645 shares voting against the proposal and 0 shares abstaining.

Item 5.   Other Information                                                NONE

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits
               (27) Financial Data Schedule

          B.   Reports of Form 8-K
               NONE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



           /s/David D. Bills
- - --------------------------------------------
              David D. Bills
         Vice President - Finance
(Principal Financial and Accounting Officer)

         Dated:  May 15, 1996

                                   FORM 10-QSB

                        PHOENIX GOLD INTERNATIONAL, INC.

                                  Exhibit Index

Exhibit                                                                    Page
- - -------                                                                    ----

(27)      Financial Data Schedule                                           16