Form 10QSB
period 1996-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 1996-07-23
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

/ / TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------     ----------------

                          Commission File No. 0-25866


                        PHOENIX GOLD INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)


          Oregon                                            93-1066325
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                         identification number)

9300 North Decatur Street                                     97203
     Portland, Oregon                                       (Zip code)
(Address of principal offices)

                                 (503) 288-2008
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES /X/   NO / /

As of July 15, 1995, there were issued and outstanding 3,454,605 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one):
     YES / /   NO /X/

                        PHOENIX GOLD INTERNATIONAL, INC.

                Form 10-QSB for the Quarter Ended June 30, 1996

                                     INDEX
                                     -----

Part I.   FINANCIAL INFORMATION                                            Page
- -------                                                                    ----

Item 1.   Financial Statements

          Balance Sheets at                                                  3
          June 30, 1996 (unaudited) and September 30, 1995 (audited)

          Unaudited Statements of Earnings for the                           4
          Three and Nine Months Ended June 30, 1996 and 1995

          Unaudited Statements of Cash Flows for the                         5
          Nine Months Ended June 30, 1996 and 1995

          Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis or Plan of Operation          8

Part II.  OTHER INFORMATION

Items 1 through 6                                                           12

Signatures                                                                  13

Index to Exhibits                                                           14

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     Assets


                                                    June 30,     September 30,
                                                      1996           1995
                                                  -----------    -------------
                                                  (Unaudited)      (Audited)

Current assets:
    Cash and cash equivalents                     $     2,250      $ 2,101,563
    Accounts receivable, net                        5,919,431        3,825,473
    Inventories                                     9,977,667        4,482,442
    Prepaid expenses                                  595,171          328,047
    Deferred taxes                                     89,824           53,614
                                                  -----------      -----------
          Total current assets                     16,584,343       10,791,139
                                                  -----------      -----------

Property and equipment, net                         3,943,159        3,363,600
Goodwill, net                                         892,476          201,396
Other assets                                        1,189,281          153,114
                                                  -----------      -----------

Total assets                                      $22,609,259      $14,509,249
                                                  ===========      ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $ 3,508,669      $ 1,322,083
    Notes payable                                   4,579,930                -
    Accrued expenses                                  893,051          533,989
    Current portion of long-term debt
     and capital lease obligations                    122,100          113,800
                                                  -----------      -----------
          Total current liabilities                 9,103,750        1,969,872
Long-term obligations, net of current portion         193,540          286,189
Deferred taxes                                        508,925          240,000

Shareholders' equity:
    Preferred Stock; 5,000,000 shares
     authorized; none outstanding                           -                -
    Common stock, no par value; 20,000,000
     shares authorized; 3,454,605 and
     3,445,000 shares outstanding at June 30,
     1996 and September 30, 1995, respectively      7,477,939        7,432,987
    Retained earnings                               5,325,105        4,580,201
                                                  -----------      -----------

         Total shareholders' equity                12,803,044       12,013,188
                                                  -----------      -----------

Total liabilities and shareholders' equity        $22,609,259      $14,509,249
                                                  ===========      ===========


                       See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                  (Unaudited)


                               Three Months Ended         Nine Months Ended
                                    June 30,                   June 30,
                            ------------------------   ------------------------
                               1996         1995          1996         1995
                            -----------  -----------   -----------  -----------

Net sales                   $ 7,461,921  $ 6,254,745   $19,348,725  $14,640,128
Cost of sales                 5,057,476    3,949,959    13,389,293    9,349,832
                            -----------  -----------   -----------  -----------

   Gross profit               2,404,445    2,304,786     5,959,432    5,290,296

Operating expenses:
 Selling                      1,082,590      641,932     2,411,069    1,632,261
 General and administrative     891,363      494,142     2,183,482    1,270,738
                            -----------  -----------   -----------  -----------

  Total operating expenses    1,973,953    1,136,074     4,594,551    2,902,999
                            -----------  -----------   -----------  -----------


Income from operations          430,492    1,168,712     1,364,881    2,387,297
                            -----------  -----------   -----------  -----------

Other income (expense):
 Interest expense               (72,829)     (74,722)     (112,945)    (290,872)
 Other income, net                    -       10,805        19,495        6,168
                            -----------  -----------   -----------  -----------

  Total other expense           (72,829)     (63,917)      (93,450)    (284,704)
                            -----------  -----------   -----------  -----------
Earnings before taxes           357,663    1,104,795     1,271,431    2,102,593
Income tax expense              172,279      426,120       526,531      829,535
                            -----------  -----------   -----------  -----------

Net earnings                $   185,384  $   678,675   $   744,900  $ 1,273,058
                            ===========  ===========   ===========  ===========

Net earnings per share      $      0.05  $      0.23   $      0.20  $      0.51
                            ===========  ===========   ===========  ===========


Shares used in per
 share calculation            3,641,755    2,969,456     3,638,279    2,509,713
                            ===========  ===========   ===========  ===========


                       See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------
Cash flows from operating activities:
  Net earnings                                        $   744,900   $ 1,273,058
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization                       773,920       424,612
      Loss on sale of equipment                                 -         4,491
      Deferred taxes                                      232,715         9,081
      Changes in operating assets and liabilities:
          Accounts receivable                          (2,093,958)   (1,171,044)
          Inventories                                  (5,157,446)     (501,629)
          Prepaid expenses                               (267,124)     (207,140)
          Other assets                                   (187,051)            -
          Accounts payable                              2,186,586      (867,162)
          Accrued expenses                                359,062        (1,392)
                                                      -----------   -----------

Net cash used in operating activities                  (3,408,396)   (1,037,125)
                                                      -----------   -----------

Cash flows from investing activities:
  Capital expenditures, net                            (1,135,625)   (1,321,620)
  Acquisition of Carver Professional Sound division    (1,745,821)            -
                                                      -----------    -----------

Net cash used in investing activities                  (2,881,446)   (1,321,620)
                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term obligations                           -     2,092,563
  Repayment of long-term obligations                      (84,350)   (3,753,780)
  Notes payable, net                                    4,229,930    (1,885,762)
  Common stock issued                                      44,949             -
  Proceeds from notes payable to shareholders                   -        22,865
  Repayments of notes payable to shareholders                   -      (122,865)
  Proceeds from initial public offering                         -     7,770,436
                                                      -----------   -----------

Net cash provided by financing activities               4,190,529     4,123,457

Increase (decrease) in cash                            (2,099,313)    1,764,712

Cash, beginning of period                               2,101,563        18,038
                                                     ------------   -----------

Cash, end of period                                  $      2,250   $ 1,782,750
                                                     ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $    111,488   $   310,855
  Cash paid during the period for income taxes       $    101,800   $ 1,003,000

Supplemental disclosure of non-cash activities:
  Note payable incurred via acquisition of
    Carver Professional                              $    350,000   $         -
  Acquisition of equipment via accounts payable      $          -   $    80,405
  Initial public offering expenses financed via
    accounts payable                                 $          -   $   535,003



                       See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 24, 1995 filed with the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made to present fairly the Company's financial position at June 30, 1996 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 1996 and 1995.

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

(3)   Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                           JUNE 30,      SEPTEMBER 30,
                                             1996            1995
                                        -------------    -------------

Raw materials                           $   4,674,198    $   1,161,666
Work-in-process                             1,604,979          346,055
Finished goods                              3,526,891        2,874,923
Supplies                                      171,871           99,798
                                        =============    =============
  Total inventories, net                $   9,977,939    $   4,482,442
                                        =============    =============

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4)   Property and equipment

Property and equipment consist of the following:

                                                  JUNE 30,        SEPTEMBER 30,
                                                   1996               1995
                                               -------------      -------------

Machinery, equipment and vehicles              $   3,678,738      $   3,020,056
Leasehold improvements                             1,424,596          1,324,350
Construction in progress                             432,019             55,315
                                               -------------      -------------
                                                   5,535,353          4,399,721
Less accumulated depreciation
  and amortization                                (1,592,194)        (1,036,121)
                                               -------------      -------------
  Total property and equipment, net            $   3,943,159      $   3,363,600
                                               =============      =============

(5)  Subsequent Events

     On July 11, 1995, the Company announced that it has hired Kurt W. Ruttum to serve as Vice President and General Counsel. Mr. Ruttum will join Phoenix Gold on October 1, 1996. Mr. Ruttum is a partner at the Portland, Oregon law firm of Tonkon, Torp, Galen, Marmaduke and Booth. He joined that firm in 1986 and became a partner in 1993. His practice has emphasized corporate finance, securities and general corporate counseling. Mr. Ruttum received a B. A. degree in economics from the University of Colorado and his J.D. degree from the University of Chicago Law School.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
- ---------------------

Net sales increased $1.21 million, or 19.3%, to $7.46 million for the three months ended June 30, 1996, compared to $6.25 million for the three months ended June 30, 1995. Sales of electronics products in the quarter ended June 30, 1996 increased 31.4% from the quarter ended June 30, 1995. Sales of speakers and accessories increased 17.1% and .5%, respectively, in the third quarter of fiscal 1996 compared to the same fiscal 1995 quarter. Net sales increased $4.71 million, or 32.2%, to $19.35 million for the nine months ended June 30, 1996, compared to $14.64 million for the nine months ended June 30, 1995. Sales of electronics products, speakers and accessories increased 50.5%, 22.9% and 7.4%, respectively, in the first nine months of fiscal 1996 compared to the same fiscal 1995 period. The increases in net sales for the three and nine month periods were principally due to the commencement in December 1995 of sales of the Company's new professional sound products.

International sales increased 4.2% to $2.90 million for the three months ended June 30, 1996, from $2.78 million in the comparable 1995 period. International sales increased 30.7% to $7.87 million for the nine months ended June 30, 1996, from $6.02 million in the comparable 1995 period. International sales represented 38.8% and 44.5% of net sales for the three months ended June 30, 1996 and 1995, respectively. International sales represented 40.7% and 41.1% of net sales for the nine months ended June 30, 1996 and 1995, respectively.

Gross profit decreased to 32.2% of net sales for the three months ended June 30, 1996 from 36.8% in the comparable fiscal 1995 period. Gross profit decreased to 30.8% of net sales for the nine months ended June 30, 1996 from 36.1% in the comparable fiscal 1995 period. The decrease in gross profit for the three and nine months ended June 30, 1996, was primarily due to manufacturing inefficiencies associated with the production of new electronics products and higher than anticipated costs for certain professional sound product raw materials.

During the three and nine months ended June 30, 1996, sales of the Company's car audio electronics and accessories decreased as a percentage of total sales compared to the same fiscal 1995 periods. These decreases in percentages were the result of sales of the Company's new professional sound products, which carried lower gross margins than car audio electronics. During the three and nine-month periods ended June 30, 1996, these products were either purchased from Carver Corporation at premium prices or manufactured by the Company using higher cost raw materials components obtained from Carver Corporation and other outside vendors.

During the three and nine months ended June 30, 1996, the Company was unable to obtain adequate supplies of components from third-party vendors for its Cyclone and XMAX speaker lines. As a result, speaker sales, and overall gross margins, were less than the Company anticipated. Speakers generally carry higher gross margins than electronics products.

Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $838,000, or 73.8%, to $1.97 million for the three months ended June 30, 1996 compared to $1.14 million for the three months ended June 30, 1995. Operating expenses were 26.5% and 18.2% of net sales in the respective three-month periods. Operating expenses increased $1.69 million, or 58.3%, to $4.59 million for the nine months ended June 30, 1996 compared to $2.90 million for the nine months ended June 30, 1995. Operating expenses were 23.7% and 19.8% of net sales in the respective nine-month periods.

Selling expenses increased $441,000, or 68.6%, to $1.08 million for the three months ended June 30, 1996 compared to $642,000 for the comparable fiscal 1995 period. Selling expenses were 14.5% and 10.3% of net sales in the respective three-month periods. Selling expenses increased $779,000, or 47.7%, to $2.41 million for the nine months ended June 30, 1996 compared to $1.63 million for the comparable fiscal 1995 period. Selling expenses were 12.5% and 11.1% of net sales in the respective nine-month periods. The increased selling expenses in dollar amount for the three and nine months ended June 30, 1996 were principally due to increased marketing and advertising programs and related expenses to support sales of existing and newly introduced products and personnel related expenses.

General and administrative expenses increased $397,000 or 80.4%, to $891,000 for the three months ended June 30, 1996, compared to $494,000 for the comparable fiscal 1995 period. General and administrative expenses were 11.9% and 7.9% of net sales in the respective three-month periods. General and administrative expenses increased $913,000 or 71.8%, to $2.18 million for the nine months ended June 30, 1996 compared to $1.27 million for the comparable fiscal 1995 period. General and administrative expenses were 11.3% and 8.7% of net sales in the respective nine-month periods. The increased general and administrative expenses in dollar amount for the three and nine months ended June 30, 1996 were principally due to increased bad debt expenses, amortization of goodwill and other intangibles related to the purchase of the Carver Professional Sound division and increased research and development costs and legal and accounting expenses.

Other expenses, net of other income, increased $9,000, or 13.9%, to $73,000 for the three months ended June 30, 1996 compared to $64,000 for the comparable fiscal 1995 period. The change was due to increased interest expense on borrowings and reduced interest income from investment of initial public offering proceeds during the three-month period in fiscal 1996.

Other expenses, net of other income, decreased $192,000, or 67.2% to $93,000 for the nine months ended June 30, 1996 compared to $285,000 for the comparable fiscal 1995 period. The change was due to reduced interest expense on borrowings and interest income from investment of initial public offering proceeds.

Net earnings were $185,000, or $.05 per share, for the three months ended June 30, 1996 compared to $679,000, or $.23 per share, for the comparable prior period. Net earnings were 2.5% and 10.9% of net sales in the respective three-month periods. Net earnings were $745,000, or $.20 per share, for the nine months ended June 30, 1996 compared to $1.27 million, or $.51 per share, for the comparable fiscal 1995 period. Net earnings were 3.8% and 8.7% of net sales in the respective nine-month periods. The weighted average number of shares increased in the three and nine-month periods in fiscal 1996 due to the initial public offering of the Company's Common Stock in May 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the nine months ended June 30, 1996 principally from proceeds from short-term borrowings. In May 1996, the Company negotiated with its lender an increase of $2.0 million in its operating line of credit. The Company now has a $6.0 million revolving bank operating line of credit expiring on December 31, 1996. There was $4.23 million outstanding on the line at June 30, 1996, and the Company was eligible to borrow an additional $1.16 million under such line on that date. Interest on borrowings is equal to the bank's prime lending rate (8.25% at June 30, 1996) for the first $4.0 million in borrowings and an additional .25% for borrowings above $4.0 million. Borrowings under the line of credit are secured by substantially all of the Company's assets. **Management expects to negotiate new credit facilities prior to December 31, 1996. Net cash used in operating activities was $3.41 million for the nine months ended June 30, 1996. Cash and cash equivalents decreased $2.1 million and working capital decreased $1.34 million during the nine months ended June 30, 1996, primarily due to increased short-term borrowings and cash used for the acquisition of the Carver Professional Sound division in November 1995.

Accounts receivable increased $2.09 million during the nine months ended June 30, 1996, principally due to increased sales volume during the latter part of the third quarter ended June 1996.

Inventories increased $5.50 million, or 123%, to $9.98 million during the nine months ended June 30, 1996. This increase is due primarily to the acquisition of raw material components necessary for the manufacture of the Company's new professional sound products, its newly introduced car audio electronics and Cyclone speaker products.

A significant quantity of these raw materials was purchased from Carver Corporation and its outside vendors in order to support production of professional sound products while the Company establishes alternative sources for all parts, many of which have long lead-times for procurement. The remaining increases in inventory were due to higher levels of work-in-process and other finished goods. Increases in inventory were partially funded by increases in accounts payable of $2.19 million. The remaining amount was financed with short-term borrowings.

Prepaid expenses increased $267,000 during the nine months ended June 30, 1996, primarily due to insurance costs incurred in the Company's third fiscal quarter and trade show expenses incurred during the nine months ended June 30, 1996 that will be amortized over the remainder of fiscal 1996.

Accrued expenses increased $359,000 during the nine months ended June 30, 1996, primarily due to increased income taxes payable.

Net deferred tax liabilities increased $233,000 in the nine months ended June 30, 1996, principally due to certain differences in book and tax accounting treatments arising from the acquisition of the Carver Professional Sound division in November 1995.

The Company made capital expenditures of $1.14 million during the nine months ended June 30, 1996. These expenditures related primarily to the continued automation of certain manufacturing operations, tooling costs associated with the manufacturing of new speaker products and the upgrade and expansion of the Company's existing information system. **Management anticipates that capital expenditures for the remainder of fiscal 1996 will be approximately $200,000. These anticipated expenditures will be financed from proceeds of long-term debt.

Forward-Looking Statements
- --------------------------

This Report contains estimates, projections and other forward-looking statements, which are denoted "**". These statements are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge.

Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio electronics, speakers and professional sound product markets and the general economy; competitive factors such as rival products and price pressures; availability of third party components at reasonable prices; continued success in the manufacturing ramp with respect to speakers, new professional sound and car audio electronics; changes in product mix; and cost and yield issues associated with production of speakers and professional sound products at the Company's factory.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               NONE

Item 2.   Changes in Securities                                           NONE

Item 3.   Defaults Upon Senior Securities                                 NONE

Item 4.   Submission of Matters to a Vote of Security Holders             NONE

Item 5.   Other Information                                               NONE

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

          (27) Financial Data Schedule

          B.   Reports on Form 8-K

               NONE

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PHOENIX GOLD INTERNATIONAL, INC.


/s/ David D. Bills
- ------------------------
David D. Bills
Vice President - Finance
(Principal Financial and
 Accounting Officer)



Dated:  July 22, 1996

                                   FORM 10-QSB

                        PHOENIX GOLD INTERNATIONAL, INC.

                                  Exhibit Index

Exhibit                                                                Page
- -------                                                                ----

(27)      Financial Data Schedule                                       15