Form 10QSB/A
period 1995-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 1996-12-30
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 For the transition period from
                                                        -------------------
    to
      --------------------------.


                           Commission File No. 0-25866
               ---------------------------------------------------
                        PHOENIX GOLD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


     Oregon                                              93-1066325
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                    identification number)


   9300 North Decatur Street
       Portland, Oregon                                          97203
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


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

As of January 31, 1996, there were issued and outstanding 3,446,920 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
              Form 10-QSB/A for the Quarter Ended December 31, 1995


                                      INDEX


Part I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

         Balance Sheets at September 30, 1995 (audited)                       3
           and December 31, 1995 (unaudited, as restated)

         Unaudited Statements of Operations for the Three                     4
           Months Ended December 31, 1995 (as restated) and 1994

         Unaudited Statements of Cash Flows for the Three                     5
           Months Ended December 31, 1995 (as restated) and 1994

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis or Plan of Operation            9


Part II. OTHER INFORMATION

Items 1 through 6                                                            13

Signatures                                                                   14

Index to Exhibits                                                            15

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                  December 31,     September 30,
                                                     1995              1995
                                                  ------------     -------------
                                                   (Unaudited)       (Audited)
                                                 (As restated,
                                                  see Note 6)

Current assets:
    Cash and cash equivalents                     $    234,181     $  2,101,563
    Accounts receivable, net                         3,767,745        3,825,473
    Inventories                                      5,280,686        4,482,442
    Prepaid expenses                                   570,319          328,047
    Deferred taxes                                      53,614           53,614
                                                  ------------     ------------
          Total current assets                       9,906,545       10,791,139
                                                  ------------     ------------
Property and equipment, net                          3,547,721        3,363,600
Goodwill, net                                          326,249          201,396
Other assets                                           361,316          153,114
                                                  ------------     ------------

Total assets                                      $ 14,141,831     $ 14,509,249
                                                  ============     ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $  1,436,547     $  1,322,083
    Notes payable                                      350,000                -
    Accrued expenses                                   395,743          533,989
    Current portion of long-term debt
      and capital lease obligations                    116,600          113,800
                                                  ------------     ------------
          Total current liabilities                  2,298,890        1,969,872
Long-term obligations, net of current portion          255,927          286,189
Deferred taxes                                               -          240,000

Shareholders' equity:
    Preferred Stock;
       5,000,000 shares authorized;
       none outstanding
                                                             -                -
    Common stock, no par value;
       20,000,000 shares authorized;
       3,445,000 outstanding                         7,432,987        7,432,987
    Retained earnings                                4,154,027        4,580,201
                                                  ------------     ------------

          Total shareholders' equity                11,587,014       12,013,188
                                                  ------------     ------------

Total liabilities and shareholders' equity        $ 14,141,831     $ 14,509,249
                                                  ============     ============

                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,

                                                       1995             1994
                                                  -------------   -------------
                                                  (As restated,
                                                   see Note 6)

Net sales                                         $  5,127,789     $  3,955,205
Cost of sales                                        3,633,569        2,659,160
                                                  ------------     ------------
     Gross profit                                    1,494,220        1,296,045

Operating expenses:
  Selling                                              540,875          422,008
  General and administrative                         1,655,028          381,634
                                                  ------------     ------------

     Total operating expenses                        2,195,903          803,642
                                                  ------------     ------------

Income (loss) from operations                         (701,683)         492,403
                                                  ------------     ------------
Other income (expense):
  Interest expense                                     (10,361)         (91,229)
  Other income, net                                     19,495                -
                                                  ------------     ------------

     Total other income (expense)                        9,134          (91,229)
                                                  -------------    ------------

Earnings (loss) before taxes                          (692,549)         401,174
Income tax expense (benefit)                          (266,375)         152,000
                                                  ------------     ------------

Net earnings (loss)                               $   (426,174)    $    249,174
                                                  ============     ============

Net earnings (loss) per share                           $(0.12)           $0.11
                                                  ============     ============

Shares used in per share calculation                 3,445,000        2,270,207
                                                  ============     ============


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31

                                                       1995             1994
                                                  -------------    ------------
                                                  (As restated,
                                                   see Note 6)
Cash flows from operating activities:
  Net earnings (loss)                             $   (426,174)    $    249,174
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                    182,506          114,509
      Deferred taxes                                  (266,373)          23,000
      In-process research and development expenses   1,120,500                -
      Changes in operating assets and liabilities:
          Accounts receivable                           57,728          421,384
          Inventories                                  (18,142)        (881,123)
          Prepaid expenses                            (242,272)        (159,737)
          Accounts payable                              47,054          188,306
          Accrued expenses                            (138,682)        (158,790)
                                                  ------------     ------------

Net cash provided by (used in)
  operating activities                                 316,145         (203,277)
                                                  ------------     ------------

Cash flows from investing activities:
  Capital expenditures, net                           (287,516)        (559,157)
  Acquisition of Carver Professional
    Sound division                                  (1,792,616)               -
  Other                                                (75,932)               -
                                                  ------------     ------------

Net cash used in investing activities               (2,156,064)        (559,157)
                                                  ------------     ------------

Cash flows from financing activities:
  Proceeds from long-term obligations                        -        1,147,140
  Repayment of long-term obligations                   (27,463)        (160,067)
  Notes payable, net                                         -         (262,160)
  Proceeds from notes payable to shareholders                -           22,865
                                                  ------------     ------------

Net cash provided by (used in) financing activities    (27,463)         747,778
                                                  ------------     ------------

Decrease in cash                                    (1,867,382)         (14,656)
                                                  ------------     ------------

Cash and cash equivalents, beginning of period       2,101,563           18,038
                                                  ------------     ------------

Cash and cash equivalents, end of period          $    234,181     $      3,382
                                                  ============     ============

Supplemental disclosures:
  Cash paid during the period for interest        $     10,361     $     83,206
  Cash paid during the period for income taxes    $     48,000     $    354,000

  Acquisition of equipment via accounts payable   $     67,410     $    123,646
  Note payable incurred via acquisition of
    Carver Professional Sound division            $    350,000     $          -


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)  Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB dated October 19, 1995 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 1995 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments have been made to present fairly the Company's financial position at December 31, 1995 and the results of its operations and its cash flows for the three-month periods ended December 31, 1995 and 1994.

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

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(3)  Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                             September 30,         December 31,
                                                 1995                   1995
                                            ---------------      --------------

Raw materials                                $   1,161,666        $     575,725
Work-in-process                                    346,055              316,635
Finished goods                                   2,874,923            4,234,716
Supplies                                            99,798              153,610
                                             =============        =============
  Total inventories, net                     $   4,482,442        $   5,280,686
                                             =============        =============



(4)  Property and equipment

Property and equipment consist of the following:

                                             September 30,         December 31,
                                                 1995                   1995
                                            ---------------       -------------

Machinery, equipment and vehicles            $   3,020,056         $  3,126,550
Leasehold improvements                           1,324,350            1,348,580
Construction in progress                            55,315              279,516
                                             -------------         ------------
                                                 4,399,721            4,754,646
Less accumulated depreciation and amortization  (1,036,121)          (1,206,925)
                                             -------------         ------------
  Total property and equipment, net          $   3,363,600         $  3,547,721
                                             =============         ============


(5)  Acquisition of Carver Professional sound division

Effective November 20, 1995, Phoenix Gold International, Inc. acquired substantially all of the assets of the professional sound division (the "Division") of Carver Corporation, a Washington corporation with its headquarters in Lynnwood, Washington ("Carver"). The assets acquired included finished goods and intellectual property, including the license of the name "Carver Professional" for five years. Carver, through its professional sound division, designed, manufactured, marketed and sold electronic amplifiers and other products for the professional market, including OEM customers. The Company intends to continue to use the acquired assets for the same purposes.

The purchase price for the assets was $2.14 million, of which the Company paid $1.79 million in cash and issued a $350,000 note payable due on November 20, 1996. The Company accounted for the acquisition under the purchase method of accounting and recorded in-process research and development expenses of $1.12 million, finished goods of $780,000, other intangibles of $110,000 and goodwill of $132,000. Other intangibles and goodwill are being amortized using the straight-line method of accounting over a period of five years. As of the effective date of this transaction, the Company has included the results of operations for the Division in its financial statements.

The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 1995 or at the beginning of the three-month period ended December 31, 1995. The pro forma results give effect to cost of goods sold, amortization of goodwill and the effects on interest expense, interest income and taxes. However, a one-time, nonrecurring, pretax charge of $1.12 million relating to the purchase price allocated to in-process research and development expenses has not been included in the following pro forma results.

                                           Year Ended           Quarter Ended
                                        September 30, 1995    December 31, 1995
                                        ------------------    -----------------


         Net sales                         $ 26,590,822          $  5,556,166
         Net earnings                      $  1,283,952          $    185,177
         Earnings per share                $       0.46          $       0.05

The pro forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future. The pro forma statements should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

6)   Restatement

Subsequent to the issuance of the financial statements for the three months ended December 31, 1995, and based upon a subsequent independent valuation related to the Company's acquisition of the professional sound division of Carver Corporation, management determined that the allocation of the purchase price among the acquired assets should be revised. Accordingly, these unaudited financial statements have been restated to reflect a one-time charge related to in-process research and development costs associated with that purchase and an increase in the acquired costs and related cost of sales of certain finished goods purchased from Carver Corporation in that transaction. The effects of the restatement are as follows:

As of December 31, 1995:
                                  As Previously          As Restated
                                    Reported

Current assets                     $ 9,686,143            $9,906,545
Noncurrent assets                    5,703,708             4,235,286

Current liabilites                   2,223,276             2,298,890
Total liabilities                    3,019,119             2,554,817

Retained earnings                    4,937,745             4,154,027



For the three months ended
  December 31, 1995:
                                 As Previously           As Restated
                                   Reported

Net income (loss)                 $   357,544            $  (426,174)
Net income (loss) per share       $      0.10            $     (0.12)
Shares used in per share
  calculation                       3,616,302              3,445,000*


-------------------

* Share equivalents are anti-dilutive and excluded from calculation.


PART I.   FINANCIAL INFORMATION
Item 2:     Management's Discussion and Analysis or Plan of Operation


                        PHOENIX GOLD INTERNATIONAL, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Net sales increased $1.17 million, or 29.6%, to $5.13 million for the three months ended December 31, 1995, compared to $3.96 million for the three months ended December 31, 1994. The increase in net sales was due principally to higher international sales, an expanded electronics product line that now includes Carver Professional Sound products and an increased dealer base. Increased sales of existing accessories and sales of newly introduced accessories also contributed to the increase in net sales during the current three-month period.

International sales increased 64.8% to $2.34 million for the three months ended December 31, 1995, from $1.42 million in the comparable 1994 period. The increase in international sales resulted primarily from several significant orders of electronics from a European distributor in anticipation of European regulatory changes effective as of December 31, 1995. The Company does not expect these orders to be repeated in future periods. International sales represented 45.6% and 35.9% of net sales for the three months ended December 31, 1995 and 1994, respectively.

Gross profit decreased to 29.1% from 32.8% of net sales for the three months ended December 31, 1995 and 1994, respectively, primarily due to sales of lower margin professional sound products acquired from Carver Corporation in November 1995.

Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $1.39 million, or 173.2%, to $2.20 million for the three months ended December 31, 1995 compared to $804,000 for the three months ended December 31, 1994. Operating expenses were 42.8% and 20.3% of net sales in the respective three-month periods.

Selling expenses increased $119,000, or 28.2%, to $541,000 for the three months ended December 31, 1995 compared to $422,000 for the comparable 1994 period. Selling expenses were 10.5% and 10.7% of net sales in the respective three-month periods. The increased selling expenses in dollar amount was principally due to increased trade show, advertising and related expenses needed to support sales of existing and newly introduced products and the addition of marketing and sales personnel.

General and administrative expenses increased $1.27 million, or 333.7%, to $1.66 million for the three months ended December 31, 1995 compared to $382,000 for the comparable fiscal 1995 period. General and administrative expenses were 32.3% and 9.6% of net sales in the respective three-month periods. The increase in general and administrative expenses was principally due to a one-time charge of $1.12 million related to in-process research and development costs associated with the purchase of the Carver Professional Sound division, increased on-going research and development costs, higher legal, accounting and investor relations expenses and additional personnel and related costs. See Note 6 of Notes to Financial Statements.

Other income (expense) increased from $91,000 net expense for the quarter ended December 31, 1994 to $9,000 net income for the three months ended December 31, 1995. The change was due to reduced interest expense on borrowings and interest income from investment of initial public offering proceeds.

The loss was $426,000, or $0.12 per share (based on 3.45 million shares outstanding), for the three months ended December 31, 1995 compared to net earnings of $249,000, or $.11 per share (based on 2.27 million shares outstanding), for the comparable fiscal 1995 period. The net loss for the three months ended December 31, 1995 resulted primarily from the one-time charge associated with the Carver acquisition discussed above. Net earnings were 6.3% of net sales in the three months ended December 31, 1994. Weighted average shares increased in the current three-month period due to the initial public offering of the Company's Common Stock in May 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the three months ended December 31, 1995 principally from proceeds from cash generated from operating activities. Net cash provided by operating activities was $316,000 for the three months ended December 31, 1995. Cash and cash equivalents decreased $1.87 million and working capital decreased $1.21 million during the three months ended December 31, 1995, primarily due to the acquisition of the Carver Professional Sound division in November 1995 (see Note 6 of Notes to Financial Statements).

Prepaid expenses increased $242,000 during the three months ended December 31, 1995, primarily due to trade show and insurance costs incurred in the beginning of the Company's fiscal year that will be amortized over the remainder of the fiscal year.

Inventories increased $798,000, or 17.8% during the three months ended December 31, 1995. This increase is due primarily to increases in car audio finished goods in anticipation of higher levels of sales during the remainder of the Company's fiscal year and inventory acquired in connection with the purchase of the Carver Professional Sound division. The total increase in finished goods inventory was partially offset by reductions in raw materials during the quarter ended December 31, 1995 resulting from agreements entered into with three principal materials vendors to establish automatic inventory replenishment programs. These programs are designed to reduce the Company's investment in its raw materials inventory. During the quarter ended December 31, 1995, the Company reduced its raw materials inventory by approximately $882,000 as a result of these programs.

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

The Company made capital expenditures of $288,000 for the three months ended December 31, 1995. These expenditures related primarily to tooling costs associated with the commencement of certain speaker manufacturing processes in-house, the continued automation of certain manufacturing operations and the upgrade and expansion of the Company's existing computer system and graphic arts department. Management anticipates that capital expenditures for the remainder of fiscal 1996 will be approximately $250,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided by operations.

The Company has a $4.0 million revolving bank operating line of credit expiring on December 31, 1996. There were no amounts outstanding on the line at December 31, 1995. Interest on borrowings is equal to the bank's prime lending rate (8.50% at December 31, 1995). Borrowings under the line of credit are secured by substantially all of the Company's assets.

FORWARD-LOOKING STATEMENTS
--------------------------

This Report contains "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third party vendors; and cost and yield issues associated with production at the Company's factory.

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

Item 3.  Defaults Upon Senior Securities                                   NONE

Item 4.  Submission of Matters to a Vote of Security Holders               NONE

Item 5.  Other Information                                                 NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated February 2, 1994.

              10.2 License agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments. (Certain material contained in this exhibit and indicated by an asterisk has been omitted and filed separately, with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24 b-2 promulgated under the Securities Exchange Act of 1934, as amended.)

              27    Financial Data Schedule


         (b)  Reports on Form 8-K

              A Form 8-K was filed with the Securities and Exchange Commission on December 1, 1995 regarding the acquisition of the Carver Professional Sound division.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



/s/ David D. Bills
--------------------------------
David D. Bills
Vice President - Finance
(Principal Financial and Accounting Officer)

Dated:  December 30, 1996

                                INDEX TO EXHIBITS


                                                                           Page
                                                                           ----

10.1 Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated
      February 2, 1994.

10.2  License agreement dated September 30, 1993 between the
      Company and Intersonics Technology Corporation, and amendments. (Certain material contained in this exhibit and indicated by an asterisk has been omitted and filed separately, with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24 b-2 promulgated under the Securities Exchange Act of 1934, as amended.)

27    Financial Data Schedule                                               16