Form 10QSB/A
period 1996-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 1996-12-30
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        ------------------    -----------------

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

                        PHOENIX GOLD INTERNATIONAL, INC.
               Form 10-QSB/A for the Quarter Ended March 31, 1996


                                      INDEX


Part I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements

         Balance Sheets at March 31, 1996 (unaudited,                        3
         as restated) and September 30, 1995 (audited)

         Unaudited Statements of Operations for the                          4
         Three and Six Months Ended March 31, 1996
         (as restated) and 1995

         Unaudited Statements of Cash Flows for the                          5
         Six Months Ended March 31, 1996 (as restated) and 1995

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           9


Part II. OTHER INFORMATION

Items 1 through 6                                                           14

Signatures                                                                  15

Index to Exhibits                                                           16

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                 March 31,        September 30,
                                                   1996               1995
                                               -------------      -------------
                                                (Unaudited)         (Audited)
                                               (As restated,
                                                see Note 5)

Current assets:
    Cash and cash equivalents                  $       2,251       $  2,101,563
    Accounts receivable, net                       6,054,216          3,825,473
    Inventories                                    9,025,626          4,482,442
    Prepaid expenses                                 586,697            328,047
    Deferred taxes                                    53,614             53,614
                                               -------------       ------------
          Total current assets                    15,722,404         10,791,139
                                               -------------       ------------

Property and equipment, net                        3,910,704          3,363,600
Goodwill, net                                        316,481            201,396
Other assets                                         381,997            153,114
                                               -------------       ------------

Total assets                                   $  20,331,586       $ 14,509,249
                                               =============       ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

    Accounts payable                               4,371,373          1,322,083
    Notes payable                                  3,218,105                  -
    Accrued expenses                                 589,857            533,989
    Current portion of long-term
      debt and capital lease obligations             119,200            113,800
                                               -------------       ------------
          Total current liabilities                8,298,535          1,969,872
Long-term obligations, net of current portion        225,215            286,189
Deferred taxes                                        65,096            240,000


Shareholders' equity:
    Preferred Stock;
       5,000,000 shares authorized;
       none outstanding                                    -                  -
    Common stock, no par value; 20,000,000
       shares authorized; 3,445,000 and
       3,446,414 shares outstanding at
       March 31, 1996 and September 30,
       1995, respectively                          7,441,973          7,432,987
    Retained earnings                              4,300,767          4,580,201
                                               -------------       ------------

          Total shareholders' equity              11,742,740         12,013,188
                                               -------------       ------------

Total liabilities and shareholders' equity     $  20,331,586       $ 14,509,249
                                               =============       ============



                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                Three Months Ended       Six Months Ended
                                     March 31,               March 31,
                                1996        1995         1996         1995
                             ----------  ----------   ----------   ----------
                            (As restated,            (As restated,
                             see Note 5)              see Note 5)

Net sales                   $ 6,759,015  $ 4,430,177  $11,886,804  $ 8,385,382
Cost of sales                 5,042,899    2,740,713    8,676,468    5,399,873
                            -----------  -----------  -----------  -----------

   Gross profit               1,716,116    1,689,464    3,210,336    2,985,509

Operating expenses:
  Selling                       787,603      568,319    1,328,478      990,327
  General and administrative    660,557      394,954    2,315,585      776,588
                            -----------  -----------  -----------  -----------

   Total operating expenses   1,448,160      963,273    3,644,063    1,766,915
                            -----------  -----------  -----------  -----------

Income (loss) from operations   267,956      726,191     (433,727)   1,218,594
                            -----------  -----------  -----------  -----------

Other income (expense):
  Interest expense              (29,755)    (124,905)     (40,116)    (216,134)
  Other income, net                   -       (4,653)      19,495       (4,653)
                            -----------  -----------  -----------   -----------

   Total other expense          (29,755)    (129,558)     (20,621)     (220,787)
                            -----------  -----------  -----------   -----------
Earnings (loss) before taxes    238,201      596,633     (454,348)      997,807
Income tax expense (benefit)     91,461      251,415     (174,914)      403,415
                            -----------  -----------  -----------   -----------

Net earnings (loss)         $   146,740  $   345,218  $  (279,434)  $   594,392
                            ===========  ===========  ===========   ===========

Net earnings (loss)
  per share                 $      0.04  $      0.15  $     (0.08)  $      0.26
                            ===========  ===========  ===========   ===========

Shares used in per
  share calculation           3,651,255    2,270,207    3,445,707     2,270,207
                            ===========  ===========  ===========   ===========



                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                           March 31,
                                                    1996              1995
                                                ------------      -------------
Cash flows from operating activities:
  Net earnings (loss)                           $   (279,434)     $     594,392
  Adjustments to reconcile net earnings
   (loss) to net cash used in operating
    activities:
      Depreciation and amortization                  406,467            265,752
      Deferred taxes                                (174,904)           (26,882)
      In-process research and development
        expenses                                   1,120,500                  -
      Changes in operating assets and liabilities:
          Accounts receivable                     (2,228,743)          (397,638)
          Inventories                             (3,763,082)        (1,261,060)
          Prepaid expenses                          (258,650)          (275,677)
          Other assets                              (143,531)                 -
          Accounts payable                         3,049,290            398,815
          Accrued expenses                            55,857             24,434
                                                ------------      -------------

Net cash used in operating activities             (2,216,230)          (677,864)
                                                ------------      -------------

Cash flows from investing activities:
  Capital expenditures, net                         (902,997)        (1,151,925)
  Acquisition of Carver Professional
    Sound division                                (1,792,616)                 -
                                                ------------      -------------

Net cash used in investing activities             (2,695,613)        (1,151,925)
                                                ------------      -------------

Cash flows from financing activities:
  Proceeds from long-term obligations                      -          2,092,563
  Repayment of long-term obligations                 (55,574)          (732,474)
  Notes payable, net                               2,868,105            432,558
  Proceeds from notes payable to shareholders              -             22,865
                                                ------------      -------------

Net cash provided by financing activities          2,812,531          1,815,512

Decrease in cash                                  (2,099,312)           (14,277)

Cash and cash equivalents, beginning of period     2,101,563             18,038
                                                ------------      -------------

Cash and cash equivalents, end of period        $      2,251      $       3,761
                                                ============      =============

Supplemental disclosures:
  Cash paid during the period for interest      $     55,594      $     208,678
  Cash paid during the period for income taxes $ 101,800 $ 428,000 Note payable incurred via acquisition of
    Carver Professional Sound division          $   350,000       $           -


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)  Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 24, 1995 filed with the Securities and Exchange Commission. The results of operations for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments have been made to present fairly the Company's financial position at March 31, 1996 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 1996 and 1995.

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


(3)  Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                             March 31,           September 30,
                                               1996                   1995
                                          -------------          -------------

Raw materials                              $ 4,316,973            $ 1,161,666
Work-in-process                                534,047                346,055
Finished goods                               4,009,033              2,874,923
Supplies                                       165,573                 99,798
                                           -----------            -----------
  Total inventories, net                   $ 9,025,626            $ 4,482,442
                                           ===========            ===========

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)


(4)  Property and equipment

Property and equipment consist of the following:

                                             March 31,           September 30,
                                               1996                   1995
                                          -------------          -------------

Machinery, equipment, and vehicles         $ 3,429,680            $ 3,020,056
Leasehold improvements                       1,348,580              1,324,350
Construction in process                        524,459                 55,315
                                           -----------            -----------
                                             5,302,719              4,399,721
Less accumulated depreciation and
  amortization                              (1,392,015)            (1,036,121)
                                           -----------            -----------
    Total inventories, net                 $ 3,910,704            $ 3,363,600
                                           ===========            ===========


5)   Restatement

Subsequent to the issuance of the financial statements for the six months ended March 31, 1996, and based upon a subsequent independent valuation related to the Company's acquisition of the professional sound division of Carver Corporation, management determined that the allocation of the purchase price among the acquired assets should be revised. Accordingly, these unaudited financial statements have been restated to reflect a one-time charge related to in-process research and development costs associated with that purchase and an increase in the acquired costs and related cost of sales of certain finished goods purchased from Carver Corporation in that transaction. The effects of the restatement are as follows:

As of March 31, 1996:
                                           As Previously         As Restated
                                             Reported

Current assets                             $15,666,044           $15,722,404
Noncurrent assets                            6,028,176             4,609,182

Current liabilites                           8,364,874             8,298,535
Total liabilities                            9,112,527             8,588,846

Retained earnings                            5,139,720             4,300,767

For the three months
  ended March 31, 1996:
                                           As Previously         As Restated
                                             Reported


Net income                                 $   201,975           $   146,740
Net income per share                       $      0.06           $      0.04
Shares used in per share calculation         3,651,255             3,651,255



For the six months ended March 31, 1996:
                                           As Previously         As Restated
                                             Reported
Net income (loss)                          $    559,519          $  (279,434)
Net income (loss) per share                $       0.15          $     (0.08)
Shares used in per share calculation          3,633,851            3,445,707*


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

Gross profit decreased to 25.4% of net sales for the three months ended March 31, 1996 from 38.1% in the comparable fiscal 1995 period. Gross profit decreased to 27.0% of net sales for the six months ended March 31, 1996 from 35.6% in the comparable fiscal 1995 period. The decrease in gross profit for the three and six months ended March 31, 1996 was primarily due to changes in the product sales mix, which included sales of lower margin professional sound products acquired from Carver Corporation in November 1995, and start-up costs associated with manufacturing new products.

The Company introduced a record 19 new electronics and speakers products in January 1996. Initial shipments of many of these products were delayed until late March 1996 as the Company responded to customer comments by making several engineering design changes to the products. The introduction of new products effectively shortened the life cycle and decreased sales of several of the Company's key existing products during the earlier part of the second quarter of fiscal 1996. The shortfall in car audio electronics sales in the quarter was generally offset by sales of professional sound products that carry much lower gross margins than car audio electronics products. Additionally, the Company also experienced significant production and engineering related start-up costs for the new professional sound and car audio electronics products.

Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $485,000, or 50.3%, to $1.45 million for the three months ended March 31, 1996 compared to $963,000 for the three months ended March 31, 1995. Operating expenses were 21.4% and 21.7% of net sales in the respective three-month periods. Operating expenses increased $1.88 million or 106.2%, to $3.64 million for the six months ended March 31, 1996 compared to $1.77 million for the six months ended March 31, 1995. Operating expenses were 30.7% and 21.1% of net sales in the respective six-month periods.

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

General and administrative expenses increased $266,000, or 67.2%, to $661,000 for the three months ended March 31, 1996, compared to $395,000 for the comparable fiscal 1995 period due principally to increased on-going research and development costs, higher legal, accounting and investor relations expenses and additional personnel and related costs. General and administrative expenses were 9.8% and 8.9% of net sales in the respective three-month periods. General and administrative expenses increased $1.54 million to $2.32 million for the six months ended March 31, 1996 compared to $777,000 for the comparable fiscal 1995 period due principally to a one-time charge of $1.12 million related to in-process research and development costs associated with the purchase of the Carver professional sound division, increased on-going research and development costs, higher legal, accounting and investor relations expenses and additional personnel and related costs. General and administrative expenses were 19.5% and 9.3% of net sales in the respective six-month periods.

Other expenses, net of other income, decreased $100,000, or 77.0%, to $30,000 for the three months ended March 31, 1996 compared to $130,000 for the comparable fiscal 1995 period. Other expenses, net of other income, decreased $200,000, or 90.7% to $21,000 for the six months ended March 31, 1996 compared to $221,000 for the comparable fiscal 1995 period. The changes were due to reduced interest expense on borrowings and interest income from investment of initial public offering proceeds during the three and six-month periods in fiscal 1996.

Net earnings were $147,000, or $.04 per share, for the three months ended March 31, 1996 compared to $345,000, or $.15 per share, for the comparable prior period in fiscal 1995. Net earnings were 2.2% and 7.8% of net sales in the respective three-month periods. Net loss was $279,000, or $.08 per share, for the six months ended March 31, 1996 compared to net earnings of $594,000, or $.26 per share, for the comparable fiscal 1995 period. The net loss for the six months ended March 31, 1996 resulted primarily from the one-time charge associated with the Carver acquisition discussed above. The weighted average number of shares increased in the three and six-month periods in fiscal 1996 due to the initial public offering of the Company's Common Stock in May 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the six months ended March 31, 1996 principally from proceeds from short-term borrowings. The Company has a $4.0 million revolving bank operating line of credit expiring on December 31, 1996. There was $2.87 million outstanding on the line at March 31, 1996, and the Company was eligible to borrow an additional $1.13 million under such line on that date. Interest on borrowings is equal to the bank's prime lending rate (8.25% at March 31, 1996). Borrowings under the line of credit are secured by substantially all of the Company's assets. Net cash used in operating activities was $2.20 million for the six months ended March 31, 1996. Cash and cash equivalents decreased $2.10 million and working capital decreased $1.40 million during the six months ended March 31, 1996, primarily due to the acquisition of the Carver Professional Sound division in November 1995.

Accounts receivable increased $2.23 million during the six months ended March 31, 1996, principally due to increased sales volume during March 1996.

Inventories increased $4.54 million, or 101.4%, to $9.03 million during the six months ended March 31, 1996. This increase is due primarily to the acquisition of raw material components necessary for the manufacture of the Company's new professional sound products, its newly introduced car audio electronics and Cyclone speaker products. A significant quantity of these raw materials was purchased from Carver Corporation and its outside vendors in order to support production of professional sound products while the Company establishes alternative sources for all parts, many of which have long lead-times for procurement. Increases in inventory were funded primarily by increases in accounts payable of $3.05 million and in notes payable.

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

Net deferred tax liabilities decreased $175,000 in the six months ended March 31, 1996, principally due to certain differences in book and tax accounting treatments arising from the acquisition of the Carver professional sound division in November 1995.

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

Item 5.  Other Information                                                 NONE

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits
             (27) Financial Data Schedule

         B.  Reports on Form 8-K
             NONE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



/s/ David D. Bills
--------------------------------
David D. Bills
Vice President - Finance
(Principal Financial and Accounting Officer)

Dated:  December 30, 1996

                                   FORM 10-QSB

                        PHOENIX GOLD INTERNATIONAL, INC.


                                  Exhibit Index
                                  -------------

Exhibit                                                                    Page
-------                                                                    ----

(27)    Financial Data Schedule                                             17