Form 10QSB/A
period 1996-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 1996-12-30
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    ------------------


                           Commission File No. 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Oregon                                              93-1066325
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                          identification number)


     9300 North Decatur Street
        Portland, Oregon                                          97203
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

As of July 15, 1996, there were issued and outstanding 3,454,605 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one):   YES [ ]     NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
                Form 10-QSB/A for the Quarter Ended June 30, 1996


                                      INDEX


Part I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements

         Balance Sheets at June 30, 1996 (unaudited, as restated)            3
         and September 30, 1995 (audited)

         Unaudited Statements of Operations for the                          4
         Three and Nine Months Ended June 30, 1996
         (as restated) and 1995

         Unaudited Statements of Cash Flows for the                          5
         Nine Months Ended June 30, 1996 (as restated) and 1995

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           9


Part II. OTHER INFORMATION

Items 1 through 6                                                           13

Signatures                                                                  14

Index to Exhibits                                                           15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                 June 30,         September 30,
                                                   1996               1995
                                               -------------      -------------
                                                (Unaudited)         (Audited)
                                              (As restated,
                                               see Note 6)

Current assets:
  Cash and cash equivalents                     $      2,250       $  2,101,563
  Accounts receivable, net                         5,919,431          3,825,473
  Inventories                                      9,993,187          4,482,442
  Prepaid expenses                                   595,171            328,047
  Deferred taxes                                      53,614             53,614
                                                ------------       ------------
    Total current assets                          16,563,653         10,791,139
                                                ------------       ------------

Property and equipment, net                        3,943,159          3,363,600
Goodwill, net                                        306,714            201,396
Other assets                                         431,851            153,114
                                                ------------       ------------

Total assets                                    $ 21,245,377       $ 14,509,249
                                                ============       ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  3,508,669       $  1,322,083
  Notes payable                                    4,579,930                  -
  Accrued expenses                                   599,235            533,989
  Current portion of long-term debt
    and capital lease obligations                    122,100            113,800
                                                ------------       ------------
    Total current liabilities                      8,809,934          1,969,872
Long-term obligations, net of current portion        193,540            286,189
Deferred taxes                                       217,970            240,000


Shareholders' equity:
  Preferred Stock;
    5,000,000 shares authorized;
    none outstanding                                       -                  -
  Common stock, no par value; 20,000,000 shares
    authorized; 3,454,605 and 3,445,000 shares
    outstanding at June 30, 1996 and September
    30, 1995, respectively                         7,477,939          7,432,987
  Retained earnings                                4,545,994          4,580,201
                                                ------------       ------------

    Total shareholders' equity                    12,023,933         12,013,188
                                                ------------       ------------

Total liabilities and shareholders' equity      $ 21,245,377       $ 14,509,249
                                                ============       ============


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                                1996        1995         1996         1995
                             ----------  ----------   ----------   ----------
                            (As restated,            (As restated,
                             see Note 6)              see Note 6)

Net sales                   $ 7,461,921  $ 6,254,745  $19,348,725  $14,640,128
Cost of sales                 5,092,831    3,949,959   13,769,299    9,349,832
                            -----------  -----------  -----------  -----------

    Gross profit              2,369,090    2,304,786    5,579,426    5,290,296

Operating expenses:
  Selling                     1,082,590      641,932    2,411,069    1,632,261
  General and administrative    815,562      494,142    3,131,147    1,270,738
                            -----------  -----------  -----------  -----------

    Total operating expenses  1,898,152    1,136,074    5,542,216    2,902,999
                            -----------  -----------  -----------  -----------

Income from operations          470,938    1,168,712       37,210    2,387,297
                            -----------  -----------  -----------  -----------

Other income (expense):
  Interest expense              (72,829)     (74,722)    (112,945)    (290,872)
  Other income, net                   -       10,805       19,495        6,168
                            -----------  -----------  -----------  -----------

    Total other expense         (72,829)     (63,917)     (93,450)    (284,704)
                            -----------  -----------  -----------  -----------
Earnings (loss) before taxes    398,109    1,104,795      (56,240)   2,102,593
Income tax expense (benefit)    152,882      426,120      (22,033)     829,535
                            -----------  -----------  -----------  -----------

Net earnings (loss)         $   245,227  $   678,675  $   (34,207) $ 1,273,058
                            ===========  ===========  ===========  ===========

Net earnings (loss) per share     $0.07        $0.23       $(0.00)       $0.51
                            ===========  ===========  ===========  ===========


Shares used in per share
  calculation                 3,641,755    2,969,456    3,447,237    2,509,713
                            ===========  ===========  ===========  ===========


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Nine Months Ended
                                                           June 30,
                                                    1996              1995
                                               -------------      -------------
                                               (As restated,
                                                see Note 6)
Cash flows from operating activities:
  Net earnings (loss)                          $     (34,207)     $   1,273,058
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization                  601,085            424,612
      Loss on sale of equipment                            -              4,491
      Deferred taxes                                 (22,030)             9,081
      In-process research and development expenses 1,120,500                  -
      Changes in operating assets and liabilities:
          Accounts receivable                     (2,093,958)        (1,171,044)
          Inventories                             (4,730,643)          (501,629)
          Prepaid expenses                          (267,124)          (207,140)
          Other assets                              (187,051)                 -
          Accounts payable                         2,186,586           (867,162)
          Accrued expenses                            65,242             (1,392)
                                               -------------      -------------

Net cash used in operating activities             (3,361,600)        (1,037,125)
                                               -------------      -------------

Cash flows from investing activities:
  Capital expenditures, net                       (1,135,626)        (1,321,620)
  Acquisition of Carver Professional
    Sound division                                (1,792,616)                 -
                                               -------------      -------------

Net cash used in investing activities             (2,928,242)        (1,321,620)
                                               -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term obligations                      -          2,092,563
  Repayment of long-term obligations                 (84,350)        (3,753,780)
  Notes payable, net                               4,229,930         (1,885,762)
  Common stock issued                                 44,949                  -
  Proceeds from notes payable to shareholders              -             22,865
  Repayments of notes payable to shareholders              -           (122,865)
  Proceeds from initial public offering                    -          7,770,436
                                               -------------      -------------

Net cash provided by financing activities          4,190,529          4,123,457
                                               -------------      -------------

Increase (decrease) in cash                       (2,099,313)         1,764,712

Cash and cash equivalents, beginning of period     2,101,563             18,038
                                               -------------      -------------

Cash and cash equivalents, end of period       $       2,250      $   1,782,750
                                               =============      =============

Supplemental disclosures:
  Cash paid during the period for interest     $     111,488      $     310,855
  Cash paid during the period for income taxes $     101,800      $   1,003,000

  Note payable incurred via acquisition of
    Carver Professional                        $     350,000      $           -
  Acquisition of equipment via accounts
    payable                                    $           -      $      80,405
  Initial public offering expenses financed
    via accounts payable                       $           -      $     535,003


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)  Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 24, 1995 filed with the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments have been made to present fairly the Company's financial position at June 30, 1996 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 1996 and 1995.

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

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)


(3)  Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                        June 30,               September 30,
                                          1996                      1995
                                      -------------            --------------

Raw materials                         $   4,674,198            $    1,161,666
Work-in-process                           1,604,979                   346,055
Finished goods                            3,542,139                 2,874,923
Supplies                                    171,871                    99,798
                                      -------------            --------------
  Total inventories, net              $   9,993,187            $    4,482,442
                                      =============            ==============

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
                                      =============            =============

(5)  Subsequent Events

On July 11, 1996, the Company announced that it has hired Kurt W. Ruttum to serve as Vice President and General Counsel. Mr. Ruttum will join Phoenix Gold on October 1, 1996. Mr. Ruttum is a partner at the Portland, Oregon law firm of Tonkon, Torp, Galen, Marmaduke and Booth. He joined that firm in 1986 and became a partner in 1993. His practice has emphasized corporate finance, securities and general corporate counseling. Mr. Ruttum received a B. A. degree in economics from the University of Colorado and his J.D. degree from the University of Chicago Law School.

6)   Restatement

Subsequent to the issuance of the financial statements for the nine months ended June 30, 1996, and based upon a subsequent independent valuation related to the Company's acquisition of the professional sound division of Carver Corporation, management determined that the allocation of the purchase price among the acquired assets should be revised. Accordingly, these unaudited financial statements have been restated to reflect a one-time charge related to in-process research and development costs associated with that purchase and an increase in the acquired costs and related cost of sales of certain finished goods purchased from Carver Corporation in that transaction. The effects of the restatement are as follows:

As of June 30, 1996:
                                   As Previously           As Restated
                                     Reported

Current assets                      $16,584,343            $16,563,653
Noncurrent assets                     6,024,916              4,681,724

Current liabilities                   9,103,750              8,809,934
Total liabilities                     9,806,215              9,221,444

Retained earnings                     5,325,105              4,545,994


For the three months ended
  June 30, 1996:
                                   As Previously           As Restated
                                     Reported

Net income                          $   185,384            $   245,227
Net income per share                $      0.05            $      0.07
Shares used in per share calculation  3,641,755              3,641,755

For the nine months ended
  June 30, 1996:
                                   As Previously           As Restated
                                     Reported

Net income (loss)                   $   744,900            $  ( 34,207)
Net income (loss) per share         $      0.20            $     (0.01)
Shares used in per share calculation  3,638,279              3,447,237*


-------------------

*  Share equivalents are anti-dilutive and excluded from calculation.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS
---------------------

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

Gross profit decreased to 31.7% of net sales for the three months ended June 30, 1996 from 36.8% in the comparable fiscal 1995 period. Gross profit decreased to 28.8% of net sales for the nine months ended June 30, 1996 from 36.1% in the comparable fiscal 1995 period. The decrease in gross profit for the three and nine months ended June 30, 1996 was primarily due to changes in the product sales mix, which included sales of lower margin professional sound products acquired from Carver Corporation in November 1995 and start-up costs associated with manufacturing new products.

During the three and nine months ended June 30, 1996, sales of the Company's car audio electronics and accessories decreased as a percentage of total sales compared to the same fiscal 1995 periods. These decreases in percentages were the result of sales of the Company's new professional sound products.

During the three and nine months ended June 30, 1996, the Company was unable to obtain adequate supplies of components from third-party vendors for its Cyclone and XMAX speaker lines. As a result, speaker sales, and overall gross margins, were less than the Company anticipated. Speakers generally carry higher gross margins than electronics products.

Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $762,000, or 67.1% to $1.90 million for the three months ended June 30, 1996 compared to $1.14 million for the three months ended June 30, 1995. Operating expenses were 25.4% and 18.2% of net sales in the respective three-month periods. Operating expenses increased $2.64 million, or 90.9%, to $5.54 million for the nine months ended June 30, 1996 compared to $2.90 million for the nine months ended June 30, 1995. Operating expenses were 28.6% and 19.8% of net sales in the respective nine-month periods.

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

General and administrative expenses increased $321,000, or 65.0%, to $816,000 for the three months ended June 30, 1996, compared to $494,000 for the comparable fiscal 1995 period principally due to increased bad debt expenses, increased research and development costs and higher legal, accounting and investor relations expenses. General and administrative expenses were 10.9% and 7.9% of net sales in the respective three-month periods. General and administrative expenses increased $1.86 million, or 146.5%, to $3.13 million for the nine months ended June 30, 1996 compared to $1.27 million for the comparable fiscal 1995 period principally due to a one-time charge of $1.12 million related to in-process research and development costs associated with the purchase of certain assets of the professional sound division of Carver Corporation in November 1995, and the foregoing factors. General and administrative expenses were 16.2% and 8.7% of net sales in the respective nine-month periods.

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

Net earnings were $245,000, or $.07 per share, for the three months ended June 30, 1996 compared to $679,000, or $.23 per share, for the comparable prior period in fiscal 1995. Net earnings were 3.3% and 10.9% of net sales in the respective three-month periods. Net loss was $34,000, or $.01 per share, for the nine months ended June 30, 1996 compared to net earnings of $1.27 million, or $.51 per share, for the comparable fiscal 1995 period. The weighted average number of shares increased in the three and nine-month periods in fiscal 1996 due to the initial public offering of the Company's Common Stock in May 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the nine months ended June 30, 1996 principally from proceeds from short-term borrowings. In May 1996, the Company negotiated with its lender an increase of $2.0 million in its operating line of credit. As of June 30, 1996, the Company had a $6.0 million revolving bank operating line of credit expiring on December 31, 1996. There was $4.23 million outstanding on the line at June 30, 1996, and the Company was eligible to borrow an additional $1.16 million under such line on that date. Interest on borrowings is equal to the bank's prime lending rate (8.25% at June 30, 1996) for the first $4.0 million in borrowings and an additional .25% for borrowings above $4.0 million. Borrowings under the line of credit are secured by substantially all of the Company's assets. Net cash used in operating activities was $3.36 million for the nine months ended June 30, 1996. Cash and cash equivalents decreased $2.1 million and working capital decreased $1.07 million during the nine months ended June 30, 1996, primarily due to increased short-term borrowings and cash used for the acquisition of the Carver Professional Sound division in November 1995.

Accounts receivable increased $2.09 million during the nine months ended June 30, 1996, principally due to increased sales volume during the latter part of the third quarter ended June 30, 1996.

Inventories increased $5.51 million, or 123.0%, to $9.99 million during the nine months ended June 30, 1996. This increase is due primarily to the acquisition of raw material components necessary for the manufacture of the Company's new professional sound products, its newly introduced car audio electronics and Cyclone speaker products.

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

PHOENIX GOLD INTERNATIONAL, INC.



\s\ David D. Bills
--------------------------------
David D. Bills
Vice President - Finance
(Principal Financial and Accounting Officer)

Dated:  December 30, 1996

                                   FORM 10-QSB

                        PHOENIX GOLD INTERNATIONAL, INC.


                                  Exhibit Index

Exhibit                                                                    Page
-------                                                                    ----

(27)     Financial Data Schedule                                            16