Form 10KSB
period 1996-09-30
PHOENIX GOLD INTERNATIONAL INC
filed 1996-12-30
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 29, 1996, or

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 For the transition period from             to
                                                   -----------    -------------

                         Commission file number 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Oregon                                      93-1066325
-------------------------------------------------------------------------------
(State or jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                         Identification No.)

9300 NORTH DECATUR STREET, PORTLAND, OREGON                  97203
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number)   (503) 288-2008

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenues for the fiscal year ending September 29, 1996 were $26,563,142.

The aggregate market value of the voting common stock held by non-affiliates of the issuer was $8,484,970 as of November 30, 1996.

There were 3,454,605 shares of the issuer's common stock outstanding as of November 30, 1996.

Transitional Small Business Disclosure Format:  Yes  [  ]  No  [X]

Parts of Registrant's proxy statement dated on or about January 15, 1997 prepared in connection with the Annual Meeting of shareholders to be held on February 18, 1997 are incorporated by reference into Part III of this Report.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

         Phoenix Gold International, Inc. (the "Company") designs, markets and sells innovative, high quality, high performance electronics and accessories for the domestic and international car audio aftermarket, the professional sound market and the custom audio/video and home theater markets. The Company also designs, markets and sells innovative, high quality, high performance speakers for the car audio aftermarket. The Company manufactures all of its electronics and a portion of its accessories and speakers at its facility in Portland, Oregon. The Company was incorporated in 1991 in Oregon.

         The Company's car audio products encompass substantially all of the components used in car audio systems (other than "head units" such as radios, tape decks and CD players). The Company's car audio electronics include amplifiers, equalizers, crossovers and line drivers. The Company's car audio accessories include audio cables, speaker and power cables, connectors, clamps, capacitors and fuseblocks. The Company's speaker products include subwoofers, midranges and tweeters.

         As the Company expanded its car audio product line from accessories to electronics and speakers, it initially targeted car audio enthusiasts and audiophiles with products that offer value by combining performance advantages, such as sonic excellence, system flexibility and reliability, with distinctive appearance and superior craftsmanship. The Company subsequently broadened its car audio product line to offer similar performance characteristics at lower price points. The Company's primary target market is car audio enthusiasts, typically 18 to 34 year old males who desire high quality, high performance systems. The Company also sells to other consumers who seek to increase the quality of their car audio systems either by upgrading existing components or installing new systems.

         In November 1995, the Company acquired substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional," designs, manufactures, markets and sells electronic amplifiers and accessories for the domestic and international professional sound market, including OEM customers.

Products
--------

The Company has three product lines:  electronics, accessories and speakers.

          Electronics. The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance. The Company sells car audio electronics designed for audiophiles, serious audio enthusiasts and sound competitors.

         Amplifiers. The Company sells a total of 12 car audio amplifiers in the ZPA, ZX and Sapphire series at retail prices ranging from approximately $200 to $1,150. Amplifiers in the ZPA series, introduced in 1996, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high end systems capable of driving multiple speakers. The ZPA series replaced the Company's Mobile Series and Mobile Pro Series amplifiers. The ZX series, introduced in 1996, includes multi-channel amplifiers with built-in crossovers and offers the performance and sonic excellence of the reference series amplifiers except in the most demanding applications. The ZX series replaced the Company's M Class amplifiers. The Sapphire series, introduced in 1994, is designed to provide high performance at lower prices.

         Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit," at retail prices ranging from approximately $500 to $2,400

         The Company sells a total of 10 Carver Professional amplifiers at retail prices ranging from approximately $500 to $2,400. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CA series amplifiers were designed for fixed installation applications, including churches, warehouses and auditoriums.

         Signal Processors. The Company sells a total of 19 car audio signal processors, including equalizers, line drivers, and active and passive crossovers. Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems. Retail prices of signal processors range from approximately $130 to $600.

         Accessories. The Company is a manufacturer and distributor of innovative, high quality accessories. The Company sells over 900 accessories, many of which are manufactured to the Company's design specifications, for use primarily in car audio aftermarket applications. Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, alternators, carpet, textiles and adhesives. The Company continually improves its existing accessories line and introduces new accessories. The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install the full range of car audio systems. Accessories are available either as individual items or in complete installation kits.

         The Company also offers accessories for use in professional sound and custom audio/video and home theater applications, including crossovers, attenuators, transformers, speaker selectors, video cables, connectors, UL/CSA approved cables, wall plates and volume controls. The Company also sells Smart Audio Management panels for the custom audio/video market offering speaker distribution and impedance matching.

         Speakers. The Company began selling speakers in 1994. The Company offers a total of 26 speakers in the ZeroPoint, XMAX, XS and Sapphire series, including tweeters, midranges, subwoofers and coaxials. The ZeroPoint series is the Company's reference speaker series and is designed to achieve audiophile level sound quality, transparency and enhanced imaging in either the on or off axis listening position. The XMAX series features reproduction of tight, accurate bass in a small enclosure. The XS series features exceptional musicality, excursion and versatility at lower price points. The Sapphire series is the Company's lower price point speaker line. Retail prices of speakers range from approximately $50 to $400. Speakers are sold individually, in pairs and in component systems.

         The Company has an exclusive license to utilize patented technology to produce a new speaker (the "Cyclone") for the car and home audio markets. This technology uses a moving magnet rotary motor and a composite vane, replacing the conventional motor magnet and cone of a typical loudspeaker. Compared to a typical high performance 12-inch subwoofer, the Cyclone car audio subwoofer will produce up to approximately three times more bass in a similar sized enclosure and offers improved sound quality and greater power handling capacity. The retail price of the Cyclone is approximately $850. The Company had lower than expected sales of Cyclones in fiscal 1996 due to delayed receipt of subassemblies and components from its suppliers. The Company expects these shortages to continue through at least the end of the second quarter of fiscal 1997.

Sales, Distribution and Marketing
---------------------------------

         The Company sells its products through car audio and specialty retailers, principally in North America, Europe, Japan, Southeast Asia, Australia and New Zealand. The Company also sells certain of its car audio accessories through a mass merchandising chain of stores in the United States. As of September 30, 1996, the Company sold its car audio, professional sound and home products in the United States through 35 independent sales representatives and 30 distributors. As of that date, the Company sold car audio accessories in the United States through approximately 1,150 dealers, of which more than 450 also sell the Company's car audio electronics and speakers, and sold professional sound products through approximately 300 dealers. As of that date, the Company sold its products internationally through 91 distributors serving 46 countries. International sales accounted for 39.2%, 40.6% and 36.0% of net sales in fiscal years 1996, 1995 and 1994, respectively. International sales are denominated in United States dollars and are shipped f.o.b. the Company's facility in Portland, Oregon.

         No customer accounted for 10% or more of the Company's net sales during fiscal 1996 or 1995. As of September 30, 1996, two customers accounted for approximately 12.1% and 10.4%, respectively, of total accounts receivable.

         The Company offers its dealers and distributors complete product lines, excellent service and support, and high performance, reliable products. The Company believes these efforts enable it to attract and retain qualified dealers and distributors. The Company recruits on a selective basis new dealers and distributors for each of its product lines in specific geographic areas. Dealers and distributors are chosen based on location, financial stability, technical expertise, sales history, integrity and installation and service capabilities. The Company generally does not have written agreements with its car audio sales representatives, dealers or distributors or its professional sound distributors. The Company's written agreements with its professional sound representatives and dealers are generally terminable upon no more than 30 days notice.

         The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles. The Company offers incentives to "Team Phoenix Gold" competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at "Tweek N Tune" workshops. The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications, including Car Audio and Electronics and Auto Sound & Security. The Company markets its professional sound, custom audio/video and home theater products by participating in trade shows, advertising in trade journals and magazines and providing dealer support.

Competition
-----------

         The markets for the Company's products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels. The Company's principal accessories competitors include Monster Cable Products, Inc., Esoteric Audio USA Group of Companies and Recoton Corp. The Company's principal car audio electronics competitors include Rockford Fosgate, a division of Rockford Corp. ("Rockford"), Orion Industries, Inc. and Precision Power, Inc. The Company's principal professional sound competitors include Crown International, Inc., QSC Audio Products, Inc. and Crest Audio, Inc. The Company's principal speaker competitors include Rockford, MTX Corporation, Stillwater Design and Audio, Inc., JL Audio, Inc., MB Quart Electronics USA, Inc. and Boston Acoustics, Inc. Many competitors have greater financial and other resources than the Company.

         The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising and distribution organization, and price. The Company believes it competes favorably with respect to each of these factors.

Manufacturing and Assembly
--------------------------

         Manufactured Products. The Company manufactures all of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automatic insertion of components into and wave soldering of circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases raw materials, components and subassemblies from approximately 300 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company. In fiscal 1995 and 1996, the Company had lower than anticipated sales of speakers due to delayed receipt of speaker subassemblies from its suppliers. The Company expects shortages of speaker subassemblies to continue through at least the end of the second quarter of fiscal 1997.

         Distributed Accessories. The Company distributes accessories, many of which are manufactured to its design specifications by third parties. Substantially all distributed accessories are subjected to quality control procedures at the Company's facility and are marketed under the Phoenix Gold or Carver Professional names.

         Designed Speakers. The Company's speakers are manufactured by third parties in the United States and the Pacific Rim according to acoustical and electrical design specifications developed by the Company. Speakers are subjected to quality control procedures by the Company.

Customer Service
----------------

         The Company believes two of the most important elements in its business are understanding consumers and their preferences, and manufacturing high quality, reliable products. The Company strives to understand the evolving needs and preferences of consumers by communicating with its representatives, dealers and distributors, sponsoring "Team Phoenix Gold" members and attending car audio competitions and car audio, professional sound and custom audio/video and home theater trade shows. Company representatives regularly seek suggestions from dealers for improved design and performance of the Company's products.

         Proper installation is critical to achieving optimum performance of car audio systems. The Company offers an 18-month limited warranty on car audio electronics installed by an authorized dealer or installer and increases the warranty period to 36 months if the warranty card accompanying the product and a copy of the original sales receipt are returned to the Company. If the product is not installed by an authorized dealer or installer, the Company offers a 30-day limited warranty. The Company offers a five-year limited warranty on professional sound electronics and a one-year limited warranty on speakers.

Intellectual Property
---------------------

         Phoenix Gold(R), Carver Professional(TM), PowerFlow(TM), QuickSilver(TM), Sapphire(TM) and ZeroPoint(TM) are the principal trademarks of the Company. The Company believes that Phoenix Gold and Carver Professional have strong brand name recognition, an important competitive factor in its markets. The Company has no patents, but is a licensee of patented technology with respect to the Cyclone speaker. The Company has an exclusive, paid-up license to use the name Carver Professional through November 2000.

Government Approval of Products
-------------------------------

         The Company is subject to and is in compliance with certain European Community standards regarding electromagnetic and product safety compliance on substantially all of its electronics sold in the European Community. The Company believes that additional similar regulations may be imposed in Europe. Any inability by the Company to comply with such similar regulations on a timely basis could have a material adverse effect on the Company.

Employees
---------

         As of September 30, 1996 the Company had 311 full-time employees, including 258 in manufacturing, engineering, warehousing and shipping, 20 in sales and marketing and 33 in administration. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon in two adjacent leased buildings consisting of a total of approximately 15,000 square feet of office space and 130,000 square feet of manufacturing and warehouse space. Annual rent for the Company's facilities is approximately $350,000. The lease expires June 30, 1999. The Company has an option to extend the lease for one five-year term and has the option to purchase the main building for $3.1 million and the adjacent building for $1.3 million at any time prior to June 30, 1999. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on May 4, 1995 in the Nasdaq National Market under the symbol "PGLD". As reported by Nasdaq, the following table sets forth the range of high and low trading price information for the Company's Common Stock.

                                       Fiscal year ended      Fiscal year ended
                                       September 30, 1995     September 30, 1996

   Common Stock (PGLD)                 High           Low     High         Low
   -------------------                 ----           ---     ----         ---

   First Quarter                       N/A            N/A     $10.75      $8.50
   Second Quarter                      N/A            N/A      13.50       9.00
   Third Quarter                     $ 8.625         $6.625    13.25       8.50
   Fourth Quarter                     10.75           8.25      9.25       6.75

         The closing price of the Common Stock on November 29, 1996 was $6.50. At December 16, 1996, the approximate number of holders of record of Common Stock was 105.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company's existing credit agreements do not expressly limit or prohibit the Company's ability to declare and pay dividends, although covenants contained in such credit agreements related to the Company's debt to net worth ratio, minimum tangible net worth, minimum current ratio and minimum cash flow coverage may have such effect. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Fiscal 1996 to Fiscal 1995
----------------------------------------

         Net Sales. Net sales increased $6.39 million, or 31.7%, to $26.56 million for fiscal 1996 compared to $20.17 million for fiscal 1995, due principally to the acquisition of the Company's professional sound division in November 1995 and increased unit sales of existing and newly introduced car audio electronics, accessories and speakers. In fiscal 1996, the Company had lower than anticipated sales of speakers due to delayed receipt of speaker subassemblies from its suppliers. The Company expects speaker subassembly shortages to continue through at least the end of the second quarter of fiscal 1997. Sales of electronics, speakers and accessories increased 50.4%, 27.8% and 7.6%, respectively, in fiscal 1996 compared to fiscal 1995. International sales increased $2.21 million, or 27.0%, to $10.40 million for fiscal 1996 compared to $8.19 million for fiscal 1995. International sales accounted for 39.2% and 40.6% of net sales in fiscal 1996 and fiscal 1995, respectively.

         Gross Profit. Gross profit decreased to 23.1% of net sales in fiscal 1996 from 35.4% in fiscal 1995, due principally to higher materials costs and decreased labor productivity relating to the Company's ZPA and ZX car audio amplifiers introduced in fiscal 1996, lower margins on professional sound products the Company began selling in December 1995 and increased reserves for potentially obsolete raw materials and slow moving finished goods inventories.

         Operating Expenses. Operating expenses increased $4.10 million, or 107.1%, to $7.93 million in fiscal 1996 compared to $3.83 million in fiscal 1995. Operating expenses were 29.8% and 19.0% of net sales in fiscal 1996 and fiscal 1995, respectively.

         Selling expenses increased $1.61 million, or 74.6%, to $3.76 million in fiscal 1996 compared to $2.15 million in fiscal 1995. Selling expenses were 14.1% and 10.7% of net sales in fiscal 1996 and fiscal 1995, respectively. The increase in dollar amount was primarily due to increased promotional and trade show expenses to support sales of existing products and the introduction of new products, including the Company's professional sound products, the addition of sales and marketing personnel and increased salary expense for existing sales and marketing personnel, and increased commissions to sales representatives reflecting increased sales volume.

         General and administrative expenses increased $1.37 million, or 82.1%, to $3.05 million in fiscal 1996 compared to $1.67 million in fiscal 1995. General and administrative expenses were 11.5% and 8.3% of net sales in fiscal 1996 and fiscal 1995, respectively. The increases in dollar amount and as a percentage of net sales were due principally to increased bad debt expenses, higher legal, accounting and investor relations costs and increased personnel costs. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in general and administrative expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in general and administrative expenses as a percentage of sales from period to period.

         In fiscal 1996, the Company took a one-time pretax charge of $1.12 million related to in-process research and development costs associated with the purchase in November 1995 of Carver Corporation's professional sound division. This charge was equal to 4.2% of net sales in fiscal 1996.

         Other Income (Expense). Other expenses, net of other income, decreased $22,000, or 8.5%, to $241,000 in fiscal 1996 from $263,000 in fiscal 1995, primarily as a result of lower average debt levels during fiscal 1996 due to the reduction of debt subsequent to the Company's initial public offering in May 1995.

         Net Earnings (Loss). The foregoing factors contributed to a net loss in fiscal 1996 of $1.27 million, or $0.37 per share (based on 3.45 million shares), compared to net earnings of $1.88 million in fiscal 1995, or $0.67 per share (based on 2.80 million shares). Net loss for fiscal 1996, before the one-time pretax charge of $1.12 million related to the acquisition of the Carver professional sound division, was $571,000, or $0.17 per share.

Comparison of Fiscal 1995 to Fiscal 1994
----------------------------------------

         Net Sales. Net sales increased $3.95 million, or 24.4%, to $20.17 million for fiscal 1995 compared to $16.22 million for fiscal 1994, due principally to an expanded electronics product line, increased sales of accessories, the introduction in April 1994 of the Company's car audio speaker line and an increased dealer base. The increase in net sales also resulted from increased sales volume for existing products. In fiscal 1995, the Company had lower than anticipated sales of speakers due to delayed receipt of speaker subassemblies from its suppliers. International sales increased $2.34 million, or 40.0%, to $8.19 million for fiscal 1995 compared to $5.85 million for fiscal 1994. International sales accounted for 40.6% and 36.0% of net sales in fiscal 1995 and fiscal 1994, respectively.

         Gross Profit. Gross profit increased to 35.4% of net sales in fiscal 1995 from 33.4% in fiscal 1994, due principally to increased labor productivity resulting from investment in automated manufacturing equipment, continued refinements of manufacturing processes and a higher-margin product mix in fiscal 1995.

         Operating Expenses. Operating expenses increased $798,000, or 26.3%, to $3.83 million in fiscal 1995 compared to $3.03 million in fiscal 1994. Operating expenses were 19.0% and 18.7% of net sales in fiscal 1995 and fiscal 1994, respectively.

         Selling expenses increased $232,000, or 12.1%, to $2.15 million in fiscal 1995 compared to $1.92 million in fiscal 1994. Selling expenses were 10.7% and 11.8% of net sales in fiscal 1995 and fiscal 1994, respectively. The increase in dollar amount was primarily due to increased trade show and promotional vehicle expenses to support sales of existing products and the introduction of new products, increased commissions to sales representatives, the addition of sales and marketing personnel and increased salary expense for existing sales and marketing personnel.

         General and administrative expenses increased $566,000, or 51.1%, to $1.67 million in fiscal 1995 compared to $1.11 million in fiscal 1994. General and administrative expenses were 8.3% and 6.8% of net sales in fiscal 1995 and fiscal 1994, respectively. The increases in dollar amount and as a percentage of net sales were due to additional management, accounting and other administrative personnel, higher management and employee compensation levels, and higher occupancy costs resulting from the Company's move to its new facility in early fiscal 1995.

         Other Income (Expense). Other expenses, net of other income, decreased $23,000, or 8.0%, to $263,000, in fiscal 1995 from $286,000 for fiscal 1994, primarily as a result of interest earnings on the proceeds from the Company's initial public offering in May 1995.

Liquidity and Capital Resources
-------------------------------

         The Company's principal needs for funds are working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 1996 principally from bank borrowings, increased accounts payable and proceeds from its initial public offering of Common Stock in May 1995. Net cash used in operating activities in fiscal 1996 was $2.82 million. Cash and cash equivalents at the end of fiscal 1996 and fiscal 1995 were $2,600 and $2.10 million, respectively. Working capital was $6.03 million and $8.82 million at the end of fiscal 1996 and fiscal 1995, respectively.

         Capital expenditures were $1.35 million, $1.53 million and $1.40 million in fiscal years 1996, 1995 and 1994, respectively. These expenditures related primarily to the automation and the commencement of certain manufacturing processes in house, leasehold improvements to the Company's new facility and the acquisition of equipment for use by the Company's administration, engineering and marketing departments. The Company does not expect capital expenditures to exceed $500,000 in fiscal 1997.

         As of September 30, 1996, the Company had a $6.0 million revolving bank operating line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 50% of eligible inventory, net of trade payables, and are subject to certain additional limits. Interest on the first $4.0 million of borrowings under the line of credit equaled the bank's prime lending rate (8.25% at September 30, 1996). Interest on borrowings in excess of $4.0 million under the line of credit equaled the bank's prime lending rate plus 0.25%. Borrowings under the line of credit are secured by substantially all of the assets of the Company. As of September 30, 1996, the Company was eligible to borrow $5.34 million under the line of credit. Borrowings under the line of credit were $3.93 million as of that date.

         As of September 30, 1996, the Company was not in compliance with the cash flow coverage covenant under the line of credit. In December 1996, the bank agreed to forebear such noncompliance through March 15, 1997 and extend the termination date of the line of credit from December 31, 1996 to March 31, 1997. Effective January 1, 1997, the bank also will reduce the line of credit to $5.5 million and increase the interest rate to the bank's prime lending rate (8.25% at December 16, 1996) plus 0.5%. As of November 30, 1996, the Company was eligible to borrow $4.14 million under the line of credit. Borrowings under the line of credit were $3.94 million as of that date. There can be no assurance that the bank will extend the line of credit beyond March 31, 1997 or that the Company will be able to obtain additional or alternative financing on acceptable terms, or at all.

         The Company has a $350,000 note payable to Carver Corporation related to the acquisition of the Carver professional sound division in November 1995 bearing interest at a rate of 6% per annum that was due on November 20, 1996. In November 1996 the Company renegotiated the payment terms of the note to provide for seven monthly installments of $50,000 each, plus accrued interest, beginning in November 1996.

         Due to seasonally lower sales levels in the first two fiscal quarters and the maintenance of inventory levels in anticipation of higher sales in the third and fourth fiscal quarters, the Company's cash requirements are usually greater during the first two fiscal quarters.

         Accounts receivable increased $1.29 million, or 33.8%, to $5.12 million at September 30, 1996 compared to $3.83 million at September 30, 1995, primarily due to significant shipments of products during the last month of fiscal 1996 and increased sales volume during fiscal 1996.

         The Company's total inventories increased $4.49 million, or 100.1%, to $8.97 million as of September 30, 1996 compared to $4.48 million as of September 30, 1995. The increase in inventories in fiscal 1996 was principally in raw materials and work in process related to the acquisition of the Carver professional sound division and the introduction of the Company's new ZPA and ZX car audio amplifier series. Inventory turnover ratios were 3.04 and 3.08 for fiscal 1996 and 1995, respectively.

         As of September 30, 1996, the Company had a net deferred tax asset of $756,000 compared to a net deferred tax liability of $186,000 as of September 30, 1995. The change resulted primarily from differences in book and tax accounting treatments arising from the acquisition of the Carver professional sound division.

         As of September 30, 1996, the Company's capital lease obligations totaled $308,000, including a current portion of $125,000, at annual interest rates ranging from 5.0% to 10.3%.

Forward-Looking Statements
--------------------------

         This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on currect expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third-party vendors; and cost and yield issues associated with production at the Company's factory.

ITEM 7.  FINANCIAL STATEMENTS

         See pages 17 through 30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated by reference to the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the information contained under the caption "Proposal 1: Election of Directors" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the information contained under the caption "Proposal 1: Election of Directors" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the information contained under the caption "Proposal 1: Election of Directors" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         Articles of Incorporation and Bylaws
         ------------------------------------

         3(i)    - 1995 Restated Articles of Incorporation and Articles of
                   Amendment (Incorporated by reference to Exhibit 3(i) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         3(i)(a) - Articles of Amendment filed April 7, 1995 (Incorporated by reference to Exhibit 3(i)(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         3(ii)   - Restated Bylaws (Incorporated by reference to Exhibit 3(ii)
                   to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         Instruments Defining Rights of Security Holders
         -----------------------------------------------

         4       - See Articles 2, 5 and 6 of Exhibit 3(i) and Article 6 of
                   Exhibit 3(ii)

         Material Contracts
         ------------------

        *10.1    - Amended and Restated 1995 Stock Option Plan dated January 27,
                   1995, as amended July 16, 1996 and December 23, 1996

        *10.1    - Form of Incentive Stock Option Agreement (Incorporated by
                   reference to Exhibit 10.1(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

        *10.2    - Form of Nonstatutory Stock Option Agreement (Incorporated by
                   reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         10.3 - Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (Incorporated by reference to
                   Exhibit 10.2 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         10.4 - Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)

         10.5 - Asset Purchase Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

         10.6 - Amendment No. 1 to Asset Purchase Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.2 to Form 8-K filed with the Securities and Exchange Commission on December 1,
                   1995)

         10.7 - License Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

         10.8 - License Agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments (Incorporated by reference to Exhibit 10.2 to Form 10-QSB/A (Amendment No. 1) filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)**

         10.9 - Forbearance letter between the Company and United States National Bank of Oregon ("USNB") dated December 27, 1996

         10.10 - Commitment letter between the Company and United States National Bank of Oregon ("USNB") dated December 27, 1996

         10.11 - Commercial Security Agreement between the Company and USNB dated as of January 1, 1997.

         10.12 - Promissory Note dated January 1, 1997 made by the Company in favor of USNB

         10.13   - Form of Indemnity Agreement (Incorporated by reference to
                   Exhibit 10.6 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         23.1    - Consent of Deloitte & Touche LLP, Independent Auditors

         27      - Financial Data Schedule

-----------------------------

*        Management contract or compensatory plan or arrangement.

** Certain material contained in this exhibit and indicated with an asterisk has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

b)  Reports on Form 8-K

         None

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Independent Auditors' Report                                           17

Balance Sheets at September 30, 1996 and 1995                          18

Statements of Operations for the Three Years
  Ended September 30, 1996                                             19

Statements of  Shareholders' Equity for the
  Three Years Ended September 30, 1996                                 20

Statements of Cash Flows for the Three Years
  Ended September 30, 1996                                             21

Notes to Financial Statements                                          22

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
PHOENIX GOLD INTERNATIONAL, INC.


We have audited the accompanying balance sheets of PHOENIX GOLD INTERNATIONAL, INC. as of September 30, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PHOENIX GOLD INTERNATIONAL, INC. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
December 27, 1996

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                      September 30,
                                         --------------------------------------
                                               1996                 1995
                                         -----------------    -----------------
ASSETS

Current assets:
    Cash and cash equivalents              $      2,599         $  2,101,563
    Accounts receivable, net                  5,119,360            3,825,473
    Inventories                               8,971,560            4,482,442
    Prepaid expenses                            285,777              328,047
    Deferred taxes                              525,428               53,614
                                           ------------         ------------
          Total current assets               14,904,724           10,791,139
Property and equipment, net                   3,938,790            3,386,714
Goodwill, net                                   296,946              201,396
Other assets                                    461,734              130,000
Deferred taxes                                  230,333                    -
                                           ------------         ------------

Total assets                               $ 19,832,527         $ 14,509,249
                                           ============         ============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                       $  3,529,450         $  1,322,083
    Notes payable                             4,278,983                    -
    Accrued expenses                            830,411              503,996
    Income taxes payable                        102,356               29,993
    Current portion of long-term obligations    130,334              113,800
                                           ------------         ------------
          Total current liabilities           8,871,534            1,969,872
Long-term obligations, net of
  current portion                               171,995              286,189
Deferred taxes                                        -              240,000

Shareholders' equity:
    Preferred stock;
       Authorized - 5,000,000 shares at
         September 30, 1996; none outstanding         -                    -
    Common stock, no par value;
       Authorized - 20,000,000 shares
       Issued and outstanding - 3,454,605
         at September 30, 1996,
         3,445,000 at September 30, 1995      7,477,939            7,432,987
    Retained earnings                         3,311,059            4,580,201
                                           ------------         ------------
          Total shareholders' equity         10,788,998           12,013,188
                                           ------------         ------------

Total liabilities and shareholders'
  equity                                   $ 19,832,527         $ 14,509,249
                                           ============         ============

                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                Year Ended September 30,
                                      -----------------------------------------
                                          1996            1995          1994
                                      -----------    -----------    -----------


Net sales                             $26,563,142    $20,173,822    $16,222,183
Cost of sales                          20,432,478     13,039,022     10,801,630
                                      -----------    -----------    -----------

     Gross profit                       6,130,664      7,134,800      5,420,553

Operating expenses:
  Selling                               3,757,981      2,152,931      1,921,055
  General and administrative            3,048,573      1,674,587      1,108,520
   In-process research
     and development expenses           1,120,500              -              -
                                      ------------   -----------    -----------

     Total operating expenses           7,927,054      3,827,518      3,029,575
                                      -----------    -----------    -----------

Income (loss) from operations          (1,796,390)     3,307,282      2,390,978
                                      -----------    -----------    -----------

Other income (expense):
  Interest expense                       (260,233)      (300,526)      (269,998)
  Other, net                               19,495         37,423        (16,040)
                                      -----------    -----------    -----------

     Total other expense                 (240,738)      (263,103)      (286,038)
                                      -----------    -----------    -----------

Earnings (loss) before taxes           (2,037,128)     3,044,179      2,104,940
Income tax expense (benefit)             (767,986)     1,162,902        801,000
                                      -----------    -----------    -----------

Net earnings (loss)                   $(1,269,142)   $ 1,881,277    $ 1,303,940
                                      ===========    ===========    ===========

Net earnings (loss) per share         $     (0.37)   $      0.67    $      0.57
                                      ===========    ===========    ===========

Shares used in per share calculation    3,449,068      2,798,877      2,270,207
                                      ===========    ===========    ===========


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       Series A
                      Redeemable
                      Nonvoting
                      Preferred
                        Stock             Common Stock
                    ----------------  ------------------
                                                          Retained
                    Shares   Amount    Shares    Amount   Earnings    Total
                    ------  --------  --------  --------  ---------  -------

Balances,
 September 30, 1993 2,500 $250,000  2,180,000  $ 200,000  $1,294,984 $1,744,984

Redemption of
 preferred stock   (2,500)(250,000)         -          -     100,000   (150,000)

Net earnings            -        -          -          -   1,303,940  1,303,940
                   ------  -------  ---------  ---------  ---------- ----------

Balances,
 September 30, 1994     -        -  2,180,000    200,000   2,698,924  2,898,924

Issuance of stock
 for initial public
 offering               -        -  1,265,000  7,232,987           -  7,232,987

Net earnings            -        -          -          -   1,881,277  1,881,277
                   ------  -------  --------- ----------  ----------  ---------

Balances,
 September 30, 1995     -        -  3,445,000  7,432,987   4,580,201 12,013,188

Issuance of common
 stock upon exercise
 of options             -        -      9,605     44,952           -     44,952


Net loss                -        -          -          -  (1,269,142)(1,269,142)

                    =====  =======  ========= ==========  ==========  =========
Balance,
 September 30, 1996     -  $     -  3,454,605 $7,477,939  $3,311,059 $10,788,998
                    =====  =======  ========= ==========  ========== ===========


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended September 30,
                                                                        -----------------------------------------------------------
                                                                               1996                 1995                1994
                                                                        ------------------   -----------------  -------------------
Cash flows from operating activities:
  Net earnings (loss)                                                      $ (1,269,142)       $  1,881,277         $  1,303,940
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             850,696             603,938              378,493
      Loss on sale of equipment                                                       -               4,608                    -
      Deferred taxes                                                           (942,147)             68,386               33,000
      In-process research and development expenses                            1,120,500                   -                    -
      Changes in operating assets and liabilities:
          Accounts receivable                                                (1,293,887)         (1,363,296)            (925,196)
          Inventories                                                        (3,709,016)           (496,283)          (1,382,835)
          Prepaid expenses                                                       42,270             (83,485)            (174,370)
          Other assets                                                         (223,612)           (130,000)                   -
          Accounts payable                                                    2,207,367            (136,734)             594,155
          Accrued expenses                                                      326,415              99,429              173,172
          Income taxes payable                                                   72,363            (398,485)             243,993
                                                                           ------------       -------------        -------------

Net cash provided by (used in) operating activities                         (2,818,193)              49,355              244,352
                                                                           -----------        -------------        -------------
Cash flows from investing activities:
   Capital expenditures, net                                                (1,348,286)          (1,525,007)          (1,403,772)
   Acquisition of Carver professional sound division                        (1,792,616)                   -                    -
                                                                           -----------        -------------        -------------

Net cash used in investing activities                                       (3,140,902)          (1,525,007)          (1,403,772)
                                                                           -----------        -------------        -------------

Cash flows from financing activities:
  Proceeds from long-term obligations                                                -            2,092,563            2,097,836
  Repayment of long-term obligations                                          (113,804)          (3,780,611)            (892,626)
  Notes payable, net                                                         3,928,983           (1,885,762)              10,714
  Proceeds from notes payable to shareholders                                        -               37,431              100,000
  Repayment of notes payable to shareholders                                         -             (137,431)                   -
  Redemption of preferred stock                                                      -                    -             (150,000)
  Issuance of common stock upon exercise of options                             44,952                    -                    -
  Proceeds from initial public offering, net of expenses                             -            7,232,987                    -
                                                                          ------------        -------------        -------------

Net cash provided by financing activities                                    3,860,131            3,559,177            1,165,924
                                                                          ------------        -------------        -------------

Increase (decrease) in cash                                                 (2,098,964)           2,083,525                6,504

Cash and cash equivalents, beginning of year                                 2,101,563               18,038               11,534
                                                                          ------------        -------------        -------------

Cash and cash equivalents, end of year                                    $      2,559        $   2,101,563        $      18,038
                                                                          ============        =============        =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                  $    215,280        $     320,508        $     261,648
  Cash paid during the year for income taxes                                   102,000            1,493,000              524,000

Supplemental disclosure of non-cash and investing activities:
  Equipment financed by capital leases                                          16,145                    -              589,463
  Increase in retained earnings arising from redemption
    of Series A preferred stock                                                      -                    -              100,000
  Note payable incurred for acquisition of Carver professional
    sound division                                                             350,000                    -                    -

                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Three Years Ended September 30, 1996

Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business. The Company designs and sells electronics and accessories for the domestic and international car audio aftermarket, the professional sound market and custom audio/video and home theater markets. The Company also designs and sells speakers for the car audio aftermarket. The Company manufactures all of its electronics and certain accessories at its facility in Portland, Oregon.

         Reporting Period. The Company's fiscal year is the 52- or 53-week period ending the last Sunday in September. Fiscal years 1994 and 1995 were 52-week years and fiscal 1996 was a 53-week year. For presentation convenience, the Company has indicated in these financial statements that its fiscal years end on September 30.

         Revenue Recognition. Revenue is recognized upon shipment of the product.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

         Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Raw materials inventories generally consist of component parts. Finished goods and work-in-process inventories include labor and manufacturing overhead.

         Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight- line method over the estimated useful lives (generally 3 to 10 years) of the related assets. Leasehold improvements and equipment under capital leases are amortized over the estimated useful lives of the assets or the terms of the lease, whichever is shorter.

         Goodwill. Goodwill arising from the excess of purchase price over fair value of net assets acquired at the Company's inception is amortized using the straight-line method over a period of twenty years. Goodwill arising from the excess of purchase price over fair value of net assets acquired in the Company's acquisition of the Carver professional sound division is amortized using the straight-line method over a period of five years. The Company monitors events and changes in circumstances that could indicate that the carrying amount of goodwill may not be fully recoverable. When events and changes are present that indicate that the carrying amount of goodwill may not be fully recoverable, the Company assesses the recoverability of goodwill by determining whether the carrying value of such goodwill can be recovered through undiscounted cash flows from operations associated with the business acquired. Accumulated amortization was $77,772 and $50,349 as of September 30, 1996 and 1995, respectively.

         Income Taxes. The Company provides for deferred income taxes based upon an asset and liability approach. Deferred taxes have been provided for differences between tax expense on the financial statements and that which is expected to be paid currently. See Note 8.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Financial Instruments. Statements of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash, accounts receivable, accounts payable, accrued expenses and notes payable approximates their estimated fair values because of the short maturities of those instruments.

         Net Earnings (Loss) Per Share. Net earnings (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. When dilutive, outstanding options for common stock are included in the calculation of common and common equivalent shares outstanding using the treasury stock method. Also in accordance with the accounting rules of the Securities and Exchange Commission (SEC), shares issued or options granted within one year prior to the filing date of the registration statement for the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented using the treasury stock method.

         Prospective Accounting Change. The Company has not elected early adoption of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will have no effect on the financial position or results of operations of the Company because the Company will continue to account for compensation expense for its stock-based employee compensation plans as measured using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Upon adoption of SFAS No. 123 in 1997, pro forma disclosures of net earnings and earnings per share will be provided as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Note 2   ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                          September 30,      September 30,
                                              1996               1995
                                          -------------      -------------

Accounts receivable                        $5,394,326         $3,875,473
Allowance for doubtful accounts              (274,966)           (50,000)
                                           ==========         ==========
   Total accounts receivable               $5,119,360         $3,825,473
                                           ==========         ==========

Note 3   INVENTORIES

         Inventories consist of the following:

                                          September 30,      September 30,
                                              1996               1995
                                          -------------      -------------

Raw materials                              $4,288,206         $1,161,666
Work-in-process                             1,101,414            346,055
Finished goods                              3,411,342          2,874,923
Supplies                                      170,598             99,798
                                           ==========         ==========
  Total inventories                        $8,971,560         $4,482,442
                                           ==========         ==========

Note 4   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                          September 30,      September 30,
                                              1996               1995
                                          -------------      -------------

Machinery, equipment, and vehicles         $4,144,651         $3,043,170
Leasehold improvements                      1,425,816          1,324,350
Construction in progress                      193,685             55,315
                                           ----------         ----------
                                            5,764,152          4,422,835
Less accumulated depreciation and
  amortization                             (1,825,362)        (1,036,121)
                                           ----------         ----------
  Total property and equipment, net        $3,938,790         $3,386,714
                                           ==========         ==========

Note 5   NOTES PAYABLE

         As of September 30, 1996, the Company had a $6.0 million revolving bank operating line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 50% of eligible inventory, net of trade payables, and are subject to certain additional limits. Interest on the first $4.0 million of borrowings under the line of credit equaled the bank's prime lending rate (8.25% at September 30, 1996). Interest on borrowings in excess of $4.0 million under the line of credit equaled the bank's prime lending rate plus 0.25%. Borrowings under the line of credit are secured by substantially all of the assets of the Company. As of September 30, 1996, the Company was eligible to borrow $5.34 million under the line of credit. Borrowings under the line of credit were $3.93 million as of that date.

         Bank Covenant Default. As of September 30, 1996, the Company was not in compliance with the cash flow coverage covenant under the line of credit. In December 1996, the bank agreed to forebear such noncompliance through March 15, 1997 and extend the termination date of the line of credit from December 31, 1996 to March 31, 1997. Effective January 1, 1997, the bank also will reduce the line of credit to $5.5 million and increase the interest rate to the bank's prime lending rate (8.25% at December 16, 1996) plus 0.5%. There can be no assurance that the bank will extend the line of credit beyond March 31, 1997 or that the Company will be able to obtain additional or alternative financing on acceptable terms, or at all.

         The Company has a $350,000 note payable to Carver Corporation related to the acquisition of the Carver professional sound division in November 1995 bearing interest at a rate of 6% per annum that was due on November 20, 1996. In November 1996 the Company renegotiated the payment terms of the note to provide for seven monthly installments of $50,000 each, plus accrued interest, beginning in November 1996.

Note 6   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                            1996         1995
                                                         ----------   ----------

Equipment term note, due August 26, 1999,
  payable in monthly installments, including
  interest at 9.00%, collateralized by equipment.         $16,145       $    -

Less current portion                                       (5,332)           -
                                                          -------       ------

   Total long-term debt                                   $10,813       $    -
                                                          =======       ======

   Maturities on long-term debt are as follows:

         September 30,
         -------------

         1997.......................   $ 5,334
         1998.......................     5,408
         1999.......................     5,403
         Thereafter.................         -
                                       -------
           Total....................   $16,145

Note 7   LEASE COMMITMENTS

         The Company leases its office, warehouse and manufacturing facility under a five-year operating lease agreement. Terms of the lease include an option to purchase the facility and an option to extend the length of the lease for five additional years. The Company also leases manufacturing equipment under capital lease agreements.

         Minimum future rentals under capital and operating leases having initial or remaining terms of one year or more are as follows:

                                                   Capital           Operating
                                                   Leases              Leases
                                                 ------------       ------------
         September 30,
         -------------

         1997.................................    $  145,940         $  352,313
         1998.................................       141,188            367,500
         1999.................................        21,121            275,625
         Thereafter...........................             -                  -
                                                  ----------         ----------

             Total............................       308,249         $  995,438
                                                                     ==========

         Less amount representing interest....       (22,065)
                                                  ----------

         Present value of minimum lease payments     286,184
         Less current portion of capital lease
           obligations........................      (125,000)
                                                  ----------

         Total noncurrent portion of capital
           lease obligations..................    $  161,184
                                                  ==========


         Rent expense under operating leases for the three years ended September 30, 1996, 1995 and 1994 was $348,147, $228,913 and $200,292,
respectively.

Note 8   TAXES ON INCOME

         Income tax expense (benefit):

                                                  Year Ended September 30,
                                           ------------------------------------
                                             1996          1995          1994
                                           ----------   ----------   ----------
Current:
  Federal                                  $  155,831   $  906,000   $  631,000
  State                                        18,330      188,516      137,000
                                           ----------   ----------   ----------
     Total current                            174,161    1,094,516      768,000
Deferred:
  Federal                                    (842,974)      61,000       29,000
  State                                       (99,173)       7,386        4,000
                                           ----------   ----------   ----------
     Total deferred                          (942,147)      68,386       33,000
                                           ----------   ----------   ----------

        Total                              $ (767,986)  $1,162,902   $  801,000

                                           ==========   ==========   ==========


         Effective income tax rates are as follows:

                                      Year Ended September 30,
                            1996               1995                 1994
                      ----------------   -----------------   ------------------
                       Amount     Rate    Amount      Rate    Amount       Rate
                      --------    ----   --------     ----   --------      ----
Taxes at statutory
 federal income
 tax rate            $(692,000) (34.0%) $1,035,000    34.0%  $ 716,000     34.0%

State taxes, net of
 federal benefit       (90,000)  (4.4)     134,000     4.4      92,000      4.4

Other, net              14,014     .7       (6,098)    (.2)     (7,000)    (0.4)
                     ---------   ----   ----------    ----   ---------     ----
    Total            $(767,986) (37.7%) $1,162,902    38.2%  $ 801,000     38.0%
                     =========   ====   ==========    ====   =========     ====

         The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                     September 30,
                                             ------------------------------
                                                 1996              1995
                                             -------------    -------------

Deferred tax liabilities:
   Depreciation                              $   (182,000)    $   (163,000)
   Goodwill and other intangible assets                 -          (77,000)
                                             ------------     ------------
      Total deferred tax liabilities             (182,000)        (240,000)

Deferred tax assets:
   Accrued expenses                               350,000           44,000
    Goodwill and other assets                     412,333                -
    Other                                         175,428            9,614
                                             ------------     ------------

      Total deferred tax assets                   937,761           53,614
                                             ============     ============
       Net deferred taxes                    $    755,761     $   (186,386)
                                             ============     ============

Current deferred tax asset                   $    525,428     $     53,614
Long-term deferred tax asset                      230,333                -
Long-term deferred tax liability                        -         (240,000)
                                             ============     ============
       Net deferred taxes                    $    755,761     $   (186,386)
                                             ============     ============

Note 9   STOCK OPTION PLAN

         The Company's Board of Directors and shareholders adopted and approved a stock option plan (the "Stock Option Plan") on January 27, 1995. Under the Stock Option Plan, the Board of Directors may grant incentive and nonqualified options to employees, directors and consultants to purchase up to 315,000 shares of common stock. The Stock Option Plan was amended on July 16, 1996 by the Company's Board of Directors, subject to shareholder approval, to reserve an additional 200,000 shares for issuance.

         In general, options to purchase common stock shall not be granted at less than the fair market value at the date of grant. The exercise price for options granted to employees possessing more than 10 percent of the total combined voting power of all classes of stock of the Company must be at least 110 percent of the fair market value at the date of grant. The Stock Option Plan expires in 2005. The Stock Option Plan can also be terminated by the Board of Directors at any time without shareholder approval with respect to shares of common stock not subject to outstanding options. Options generally become exercisable ratably over a four or five year period and expire five to ten years after the date of grant. Options to purchase a total of 209,530 shares of common stock remained available for grant as of September 30, 1996 under the Stock Option Plan.

         The following table summarizes information relating to shares under option and shares available for grant under the Stock Option Plan.

                                             Number               Option Price
                                           of Shares                Per Share
                                       ------------------    -------------------

Outstanding at September 30, 1994                  -                         -
   Granted                                   297,675            $ 4.69 -  8.22
   Exercised                                       -                         -
   Canceled                                        -                         -
                                             -------            --------------
Outstanding at September 30, 1995            297,675              4.68 -  8.22
   Granted                                    10,295              8.75 - 11.75
   Exercised                                  (9,605)                     4.68
   Canceled                                   (2,500)                     8.22
                                             -------            --------------
Outstanding at September 30, 1996            295,865            $ 4.68 - 11.75
                                             =======            ==============

There were 161,764 options exercisable at September 30, 1996 at exercise prices ranging from $4.68 to $11.75.

         At September 30, 1996, there were outstanding warrants to purchase up to 110,000 shares of Common Stock at $8.10 per share. Such warrants became exercisable on May 4, 1996 and expire on May 3, 2000.

Note 10  INTERNATIONAL AND DOMESTIC SALES

         The Company operates in a single industry segment: the manufacturing and sales of electronics, accessories and speaker products for use in car and professional sound audio and custom home audio and video applications. Net sales by geographic region are as follows:

                                                  Year Ended September 30,
                                           ------------------------------------
                                             1996          1995          1994
                                           ----------   ----------   ----------

United States                              $16,161,385  $11,985,542  $10,374,586
International:
    Europe                                   5,578,371    3,899,981    2,474,623
    Asia                                     2,054,498    1,625,771    1,347,226
    Other                                    2,768,888    2,662,528    2,025,748
                                           -----------  -----------  -----------
       Total international                  10,401,757    8,188,280    5,847,597
                                           -----------  -----------  -----------

            Total                          $26,563,142  $20,173,822  $16,222,183
                                           ===========  ===========  ===========


Note 11  ACQUISITION

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

         The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 1995 or at the beginning of fiscal 1996. The pro forma results give effect to cost of goods sold, amortization of goodwill and the effects on interest expense, interest income and taxes. However, a one-time, nonrecurring, pretax charge of $1.12 million relating to the purchase price allocated to in-process research and development expenses has not been included in the following pro forma results.


                                                  Year Ended September 30,
                                                   1996              1995
                                              --------------     --------------

         Net sales                              $26,991,519        $26,590,822
         Net earnings (loss)                    $  (657,791)       $ 1,283,952
         Earnings (loss) per share              $     (0.19)       $      0.46

         The pro forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated, or the results that may be obtained in the future.

Note 12  MAJOR CUSTOMERS AND SALES CONCENTRATION RISK

         No customer accounted for 10% or more of the Company's net sales during fiscal 1996, 1995 or 1994. As of September 30,1996, two customers accounted for approximately 12.1% and 10.4%, respectively, of total accounts receivable.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHOENIX GOLD INTERNATIONAL, INC.

                                      By: /s/ Keith A. Peterson
                                      --------------------------------
                                          Keith A. Peterson
                                          Chairman, President, Chief Executive
                                          Officer and Director

                                      Date: December 30, 1996
                                            --------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature                     Capacities                             Date
---------                     ----------                             ----

                          Chairman, President,              December 30, 1996
                          Chief Executive Officer
/s/ Keith A. Peterson     and Director (Principal
---------------------     Executive Officer)
Keith A. Peterson

                          Executive Vice President,         December 30, 1996
/s/ Timothy G. Johnson    Chief Operating Officer,
----------------------    Secretary and Director
Timothy G. Johnson
                          Vice President - Finance          December 30, 1996
/s/ David D. Bills       (Principal Financial and
----------------------    Accounting Officer)
David D. Bills


/s/ Frank G. Magdlen                                        December 30, 1996
---------------------     Director
Frank G. Magdlen


/s/ Matthew W. Chapman                                      December 30, 1996
----------------------    Director
Matthew W. Chapman

                                  EXHIBIT INDEX
                                                                           Page
                                                                           ----


         Articles of Incorporation and Bylaws
         ------------------------------------

         3(i)    - 1995 Restated Articles of Incorporation and Articles of
                   Amendment (Incorporated by reference to Exhibit 3(i) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         3(i)(a) - Articles of Amendment filed April 7, 1995 (Incorporated by reference to Exhibit 3(i)(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         3(ii)   - Restated Bylaws (Incorporated by reference to Exhibit 3(ii)
                   to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         Instruments Defining Rights of Security Holders
         -----------------------------------------------

         4       - See Articles 2, 5 and 6 of Exhibit 3(i) and Article 6 of
                   Exhibit 3(ii)

         Material Contracts
         ------------------

        *10.1    - Amended and Restated 1995 Stock Option Plan dated January 27,
                   1995, as amended July 16, 1996 and December 23, 1996

        *10.1    - Form of Incentive Stock Option Agreement (Incorporated by
                   reference to Exhibit 10.1(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

        *10.2    - Form of Nonstatutory Stock Option Agreement (Incorporated by
                   reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         10.3 - Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (Incorporated by reference to
                   Exhibit 10.2 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         10.4 - Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)

         10.5 - Asset Purchase Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

         10.6 - Amendment No. 1 to Asset Purchase Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.2 to Form 8-K filed with the Securities and Exchange Commission on December 1,
                   1995)

         10.7 - License Agreement between the Company and Carver Corporation dated as of November 20, 1995 (Incorporated by reference to Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

         10.8 - License Agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments (Incorporated by reference to Exhibit 10.2 to Form 10-QSB/A (Amendment No. 1) filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)**

         10.9 - Forbearance letter between the Company and United States National Bank of Oregon ("USNB") dated December 27, 1996

         10.10 - Commitment letter between the Company and United States National Bank of Oregon ("USNB") dated December 27, 1996

         10.11 - Commercial Security Agreement between the Company and USNB dated as of January 1, 1997.

         10.12 - Promissory Note dated January 1, 1997 made by the Company in favor of USNB

         10.13   - Form of Indemnity Agreement (Incorporated by reference to
                   Exhibit 10.6 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

         23.1    - Consent of Deloitte & Touche LLP, Independent Auditors

         27      - Financial Data Schedule

-----------------------------

*        Management contract or compensatory plan or arrangement.

** Certain material contained in this exhibit and indicated with an asterisk has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.