Form 10QSB
period 1996-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 1997-02-12
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ------------------

                           Commission File No. 0-25866
                           ---------------------------

                        PHOENIX GOLD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


               Oregon                                      93-1066325
--------------------------------------------------------------------------------
      (State or other jurisdiction of           (I.R.S. employer identification
       incorporation or organization)                        number)

        9300 North Decatur Street
               Portland, Oregon                              97203
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip code)


                                 (503) 288-2008
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
[X] NO [ ]

As of January 31, 1997, there were issued and outstanding 3,454,605 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
               Form 10-QSB for the Quarter Ended December 31, 1996


                                      INDEX
                                      -----

                                                                          Page
                                                                          ----
Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets at September 30, 1996 (audited)
         and December 31, 1996 (unaudited)                                  3

         Unaudited Statements of Operations for the
         Three Months Ended December 31, 1996
         and 1995                                                           4

         Unaudited Statements of Cash Flows for the
         Three Months Ended December 31, 1996
         and 1995                                                           5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or Plan of Operation          8


Part II. OTHER INFORMATION

Items 1 through 6                                                          11

Signatures                                                                 12

Index to Exhibits                                                          13

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements



                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                            December 31,         September 30,
                                                1996                  1996
                                            ------------         -------------
                                             Unaudited              Audited

ASSETS
Current assets:
    Cash and cash equivalents               $     2,599           $     2,599
    Accounts receivable, net                  4,465,355             5,119,360
    Inventories                               9,429,797             8,971,560
    Prepaid expenses                            393,705               285,777
    Deferred taxes                              717,428               525,428
                                            -----------           -----------
          Total current assets               15,008,884            14,904,724
Property and equipment, net                   3,807,220             3,938,790
Goodwill, net                                   287,041               296,946
Long term deferred tax asset                    230,333               230,333
Other assets                                    491,235               461,734
                                            -----------           -----------

Total assets                                $19,824,713           $19,832,527
                                            ===========           ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                        $ 3,909,189           $ 3,529,450
    Notes payable                             4,331,938             4,278,983
    Accrued expenses                            836,502               932,767
    Current portion of long-term obligations    133,000               130,334

                                            -----------           -----------
          Total current liabilities           9,210,629             8,871,534

Long-term obligations, net of
  current portion                               137,589               171,995

Shareholders' equity:
    Preferred stock;
       Authorized - 5,000,000 shares;
         none outstanding                             -                     -
    Common stock, no par value;
       Authorized - 20,000,000 shares
       Outstanding - 3,454,605 shares         7,477,939             7,477,939
    Retained earnings                         2,998,556             3,311,059
                                            -----------           -----------
          Total shareholders' equity         10,476,495            10,788,998
                                            -----------           -----------

Total liabilities and shareholders' equity  $19,824,713           $19,832,527
                                            ===========           ===========


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended
                                                        December 31,
                                            -----------------------------------
                                                 1996                 1995
                                            --------------       --------------

Net sales                                    $ 5,572,276          $ 5,127,789
Cost of sales                                  4,595,147            3,633,569
                                             -----------          -----------

     Gross profit                                977,129            1,494,220

Operating expenses:
  Selling                                        767,414              540,875
  General and administrative                     601,656              534,528
   In-process research & development
                                                       -            1,120,500
                                             -----------          -----------

     Total operating expenses                  1,369,070            2,195,903
                                             -----------          -----------

Loss from operations                            (391,941)            (701,683)
                                             -----------          -----------

Other income (expense):
  Interest expense                              (113,842)             (10,361)
  Other, net                                       1,280               19,495
                                             -----------          -----------

     Total other income (expense)               (112,562)               9,134
                                             -----------          -----------

Loss before taxes                               (504,503)            (692,549)
Income tax benefit                               192,000              266,375
                                             -----------          -----------

Net loss                                     $  (312,503)         $  (426,174)
                                             ===========          ===========

Net loss per share                           $     (0.09)         $     (0.12)
                                             ===========          ===========

Shares used in per share calculation           3,454,605            3,445,000
                                             ===========          ===========



                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                                        December 31,
                                            -----------------------------------
                                                 1996                 1995
                                            --------------       --------------

Cash flows from operating activities:
  Net loss                                   $  (312,503)         $  (426,174)
  Adjustments to reconcile net loss to net
    cash provided by (used in)
    operating activities:
      Depreciation and amortization              244,463              182,506
      Deferred taxes                            (192,000)            (266,373)
      In-process research and development
        expenses                                       -            1,120,500
      Changes in operating assets and liabilities:
          Accounts receivable                    654,005               57,728
          Inventories                           (458,237)             (18,142)
          Prepaid expenses                      (107,928)            (242,272)
          Accounts payable                       379,739               47,054
          Accrued expenses                       (96,265)            (138,682)
                                            ------------          -----------

Net cash provided by operating activities        111,274              316,145
                                            ------------          -----------

Cash flows from investing activities:
  Capital expenditures, net                      (87,668)            (287,516)
  Acquisition of Carver Professional
    Sound division                                     -           (1,792,616)
  Other                                          (44,821)             (75,932)
                                            ------------          -----------

Net cash used in investing activities           (132,489)          (2,156,064)
                                            ------------          -----------

Cash flows from financing activities:
  Repayment of long-term obligations             (31,740)             (27,463)
  Notes payable, net                              52,955                    -
                                            ------------          -----------

Net cash provided by (used in) financing
  activities                                      21,215              (27,463)
                                            ------------          -----------

Decrease in cash                                       -           (1,867,382)

Cash and cash equivalents, beginning of period     2,599            2,101,563
                                            ------------          -----------

Cash and cash equivalents, end of period    $      2,599          $   234,181
                                            ============          ===========

Supplemental disclosures:
  Cash paid during the period for interest  $     86,808          $    10,361
  Cash paid during the period for income
    taxes                                   $     73,951          $    48,000

  Acquisition of equipment via accounts
    payable                                            -          $    67,410
  Note payable incurred for acquisition of
    Carver Professional Sound Division                 -          $   350,000


                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)  Unaudited financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments have been made to present fairly the Company's financial position at December 31, 1996 and the results of its operations and its cash flows for the three-month periods ended December 31, 1996 and 1995.

(2)  Reporting periods

The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1996 was a 53-week year and fiscal 1997 is a 52-week year. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ends on September 30. The first quarter of fiscal 1996 was a 14-week period and the same quarter in fiscal 1997 was a 13-week period. The remaining quarters in fiscal years 1996 and 1997 are 13-week quarters.

(3)  Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

                                        December 31,          September 30,
                                           1996                    1996
                                        ------------          -------------

         Raw materials                   $ 4,725,360           $ 4,288,206
         Work-in-process                     178,939             1,101,414
         Finished goods                    4,361,761             3,411,342
         Supplies                            163,737               170,598
                                         -----------           -----------
            Total inventories, net       $ 9,429,797           $ 8,971,560
                                         ===========           ===========

(4)  Property and equipment

Property and equipment consist of the following:


                                        December 31,          September 30,
                                           1996                    1996
                                        ------------          -------------

     Machinery, equipment and vehicles   $ 4,179,601           $ 4,144,651
     Leasehold improvements                1,425,816             1,425,816
     Construction in progress                246,403               193,685
                                         -----------           -----------
                                           5,851,820             5,764,152
     Less accumulated depreciation
       and amortization                   (2,044,600)           (1,825,362)
                                         -----------           -----------
         Total property and
           equipment, net                $ 3,807,220           $ 3,938,790

(5)  Acquisition of Carver Professional sound division

Effective November 20, 1995, Phoenix Gold International, Inc. acquired substantially all of the assets of the professional sound division (the "Division") of Carver Corporation ("Carver"). The assets acquired included finished goods and intellectual property, including the license of the name "Carver Professional" for five years. The purchase price for the assets was $2.14 million, of which the Company paid $1.79 million in cash and issued a $350,000 note payable due on November 20, 1996, which has since been extended and is being paid at the rate of $50,000 per month plus interest at the rate of 6% per annum. The Company accounted for the acquisition under the purchase method of accounting and recorded in-process research and development expenses of $1.12 million, inventories of $780,000, other intangibles of $110,000 and goodwill of $132,000. Other intangibles and goodwill are amortized using the straight-line method over a period of five years. The Company has included the results of operations for the Division in its financial statements from the date of acquisition.

PART I.   FINANCIAL INFORMATION
Item 2:   Management's Discussion and Analysis or Plan of Operation

                        PHOENIX GOLD INTERNATIONAL, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales increased $444,000, or 8.7%, to $5.57 million for the three months ended December 31, 1996, compared to $5.13 million for the three months ended December 31, 1995. Sales of electronics products in the quarter ended December 31, 1996 increased 13.8% from the quarter ended December 31, 1995 due principally to increased sales of professional sound amplifiers and car audio signal processors. Sales of speakers increased 143.9% and sales of accessories decreased 17.5% in the first quarter of fiscal 1997 compared to the comparable quarter in fiscal 1996.

International sales decreased 12.0% to $2.06 million for the three months ended December 31, 1996, from $2.34 million in the comparable 1995 period. The decrease resulted primarily from sales made to a European distributor in the first quarter of the prior year in anticipation of European regulatory changes effective as of December 31, 1995 that were not repeated in the quarter ended December 31, 1996. International sales represented 37.0% and 45.6% of net sales for the three months ended December 31, 1996 and 1995, respectively.

Gross profit decreased to 17.5% from 29.1% of net sales for the three months ended December 31, 1996 and 1995, respectively, primarily due to changes in product mix and lower than expected sales volume which caused manufacturing overhead to increase as a percentage of sales.

Operating expenses consist of selling, general and administrative expenses. Operating expenses for the first quarter of fiscal 1996 also included a one-time pretax charge of $1.12 million for in-process research and development acquired from Carver Corporation. See Note 5 of Notes to Financial Statements. Total operating expenses decreased $827,000, or 37.7%, to $1.37 million for the three months ended December 31, 1996 compared to $2.20 million for the three months ended December 31, 1995. Operating expenses were 24.6% and 42.8% of net sales in the respective three-month periods.

Selling expenses increased $227,000, or 41.9%, to $767,000 for the three months ended December 31, 1996 compared to $541,000 for the comparable 1995 period. Selling expenses were 13.8% and 10.5% of net sales in the respective three-month periods. The increased selling expenses in dollar amount were principally due to increased marketing and sales salaries and increased sales incentive costs, offset in part by lower promotional and advertising expenses.

General and administrative expenses increased $67,000, or 12.6%, to $602,000 for the three months ended December 31, 1996 compared to $535,000 for the comparable fiscal 1996 period. General and administrative expenses were 10.8% and 10.4% of net sales in the respective three-month periods.

Other income (expense) decreased by $122,000 from other income of $9,000 for the quarter ended December 31, 1995 to $113,000 of other expense for the quarter ended December 31, 1996. The change was due to increased interest expense on increased borrowings.

Net loss was $313,000, or $.09 per share (based on 3.45 million shares outstanding), for the three months ended December 31, 1996, compared to a net loss of $426,000, or $0.12 per share (based on 3.45 million shares outstanding), for the three months ended December 31, 1995. The net loss for the three months ended December 31, 1995 resulted primarily from the one-time charge associated with the Carver acquisition discussed above.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the three months ended December 31, 1996 from cash generated from operating activities. Net cash provided by operating activities was $111,000 for the three months ended December 31, 1996. Accounts receivable decreased $654,000, inventories increased by $458,000 and accounts payable increased $380,000 during the first quarter of fiscal 1997, leading to a decrease in working capital of $235,000 during the three-month period.

Prepaid expenses increased $108,000 during the three months ended December 31, 1996, primarily due to trade show and insurance costs incurred in the beginning of the Company's fiscal year that will be amortized over the remainder of the fiscal year. Deferred taxes increased $192,000 during the first quarter of fiscal 1997 for the tax benefit associated with the net loss for the three months ended December 31, 1996.

Inventories increased $458,000, or 5.1%, during the three months ended December 31, 1996. Increases in finished goods and raw materials inventories were partially offset by a decrease in work-in-process inventory.

The Company made capital expenditures of $88,000 for the three months ended December 31, 1996. Management anticipates that capital expenditures for the remainder of fiscal 1997 will be approximately $400,000, all of which are discretionary. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

Through December 31, 1996, the Company had a $6.0 million revolving bank operating line of credit. Borrowings under the line of credit were limited to eligible accounts receivable and inventory, and were subject to certain additional limits. Interest on the first $4.0 million of borrowings under the line of credit equaled the bank's prime lending rate (8.25% at December 31, 1996). Interest on borrowings in excess of $4.0 million under the line of credit equaled the bank's prime lending rate plus 0.25%. Borrowings under the line of credit were secured by substantially all of the assets of the Company. As of December 31, 1996, the Company was eligible to borrow $4.66 million under the line of credit and borrowings under the line of credit as of that date were $4.03 million.

Subsequent to December 31, 1996, the Company negotiated a new $5.5 million revolving bank operating line of credit expiring on December 31, 1997. Borrowings under the line of credit are limited to eligible accounts receivable and inventory, and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.25% at February 4, 1997) plus 2.0%. Borrowings under the line of credit are secured by substantially all of the Company's assets. As of February 4, 1997, the Company was eligible to borrow $4.69 million under the line of credit and borrowings under the line of credit as of that date were $3.73 million.

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

Item 3.  Defaults Upon Senior Securities                                   NONE

Item 4.  Submission of Matters to a Vote of Security Holders               NONE

Item 5.  Other Information                                                 NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 10.1 Loan Agreement dated as of February 4, 1997 between the Company and United States National Bank of Oregon ("USNB")

                 10.2 Promissory Note dated February 3, 1997 made by the Company in favor of USNB

                 27         Financial Data Schedule

         (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



          /s/ Joseph K. O'Brien
          --------------------------------------------
          Joseph K. O'Brien
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

          Dated:  February 11, 1997

                                INDEX TO EXHIBITS

                                                                           Page
                                                                           ----

10.1  Loan Agreement dated as of February 4, 1997 between the
      Company and United States National Bank of Oregon ("USNB")

10.2 Promissory Note dated February 3, 1997 made by the Company in favor of USNB

27    Financial Data Schedule