Form 10QSB
period 1997-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 1997-05-13
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                    -------------        --------------

                           Commission File No. 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Oregon                                       93-1066325
  (State or other jurisdiction of        (I.R.S. employer identification number)
  incorporation or organization)

                9300 North Decatur Street, Portland, Oregon 97203
               (Address of principal executive offices) (Zip Code)


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

As of April 30, 1997, there were issued and outstanding 3,454,605 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one):
                YES [  ]        NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
                Form 10-QSB for the Quarter Ended March 31, 1997


                                      INDEX


Part I.    FINANCIAL INFORMATION                                           Page

           Item 1.    Financial Statements

                      Balance Sheets at March 31, 1997 (unaudited)
                      and September 30, 1996 (audited)                       3

                      Unaudited Statements of Operations for the
                      Three and Six Months Ended March 31, 1997
                      and 1996                                               4

                      Unaudited Statements of Cash Flows for the
                      Six Months Ended March 31, 1997 and 1996               5

                      Notes to Financial Statements                          6

           Item 2.    Management's Discussion and Analysis or
                      Plan of Operation                                      8


Part II.   OTHER INFORMATION

           Items 1 through 6                                                 11

           Signatures                                                        12

           Index to Exhibits                                                 13

PART I.   FINANCIAL INFORMAITON
Item 1:   Financial Statements

                                                  PHOENIX GOLD INTERNATIONAL, INC.
                                                  --------------------------------
                                                           BALANCE SHEETS
                                                           --------------

                                                                 March 31,           September 30,
                                                                    1997                  1996
                                                              -----------------     -----------------
                                                               (Unaudited)            (Audited)

ASSETS

Current assets:
    Cash and cash equivalents                                  $         2,602      $          2,599
    Accounts receivable, net                                         4,287,981             5,119,360
    Inventories:
        Raw materials                                                3,565,940             4,288,206
        Work-in-process                                                 84,061             1,101,414
        Finished goods                                               4,442,369             3,411,342
        Supplies                                                       149,045               170,598
                                                              -----------------     -----------------
                                                                     8,241,415             8,971,560
    Prepaid expenses                                                   358,159               285,777
    Deferred taxes                                                     731,000               525,428
                                                              -----------------     -----------------
        Total current assets                                        13,621,157            14,904,724

Property and equipment, net                                          3,654,308             3,938,790
Goodwill, net                                                          277,135               296,946
Deferred taxes                                                         238,000               230,333
Other assets                                                           506,582               461,734
                                                              -----------------     -----------------

Total assets                                                   $    18,297,182      $     19,832,527
                                                              =================     =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $     1,803,071       $     3,529,450
    Notes payable                                                    4,303,585             4,278,983
    Accrued expenses                                                   700,752               932,767
    Current portion of long-term obligations                           376,000               130,334
                                                              -----------------     -----------------
        Total current liabilities                                    7,183,408             8,871,534

Long-term obligations, net of current portion                          662,333               171,995

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                      -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,454,605                           7,477,939             7,477,939
    Retained earnings                                                2,973,502             3,311,059
                                                              -----------------     -----------------
        Total shareholders' equity                                  10,451,441            10,788,998
                                                              -----------------     -----------------


Total liabilities and shareholders' equity                      $   18,297,182        $   19,832,527
                                                              =================     =================


See Notes to Financial Statements

                                                  PHOENIX GOLD INTERNATIONAL, INC.
                                                  --------------------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)
                                                             -----------


                                                        Three Months Ended                            Six Months Ended
                                                             March 31                                     March 31
                                              ----------------------------------------     ----------------------------------------
                                                     1997                 1996                    1997                 1996
                                              -------------------   ------------------     -------------------   ------------------




Net sales                                        $     6,263,430      $     6,759,015          $   11,835,706       $   11,886,804

Cost of sales                                          4,765,382            5,042,899               9,360,529            8,676,468
                                              -------------------   ------------------     -------------------   ------------------

    Gross profit                                       1,498,048            1,716,116               2,475,177            3,210,336


Operating expenses:
    Selling                                              744,340              787,603               1,511,754            1,328,478
    General and administrative                           657,266              660,557               1,258,922            1,195,085
    In-process research and development                        -                    -                       -            1,120,500
                                              -------------------   ------------------     -------------------   ------------------

     Total operating expenses                          1,401,606            1,448,160               2,770,676            3,644,063
                                              -------------------   ------------------     -------------------   ------------------

Income (loss) from operations                             96,442              267,956                (295,499)            (433,727)

Other income (expense):
    Interest expense                                    (138,496)             (29,755)               (252,338)             (40,116)
    Other income, net                                          -                    -                   1,280               19,495
                                              -------------------   ------------------     -------------------   ------------------

        Total other income (expense)                    (138,496)             (29,755)               (251,058)             (20,621)

Earnings (loss) before income taxes                      (42,054)             238,201                (546,557)            (454,348)

Income tax benefit (expense)                              17,000              (91,461)                209,000              174,914
                                              -------------------   ------------------     -------------------   ------------------

Net earnings (loss)                            $         (25,054)    $        146,740        $       (337,557)    $       (279,434)
                                              ===================   ==================     ===================   ==================

Net earnings (loss) per share                  $           (0.01)    $           0.04        $          (0.10)    $          (0.08)
                                              ===================   ==================     ===================   ==================

Shares used in per share calculation                   3,454,605            3,651,255               3,454,605            3,445,707
                                              ===================   ==================     ===================   ==================



See Notes to Financial Statements


                                                  PHOENIX GOLD INTERNATIONAL, INC.
                                                  --------------------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             (Unaudited)
                                                             -----------

                                                                                  Six Months Ended
                                                                                      March 31
                                                                         -----------------------------------
                                                                              1997               1996
                                                                         ----------------   ----------------
Cash flows from operating activities:
  Net loss                                                                $     (337,557)    $     (279,434)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                              483,810            406,467
      Deferred taxes, net                                                       (213,239)          (174,904)
      In-process research and development                                              -          1,120,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                      831,379         (2,228,743)
        Inventories                                                              730,145         (3,763,082)
        Prepaid expenses                                                         (72,382)          (258,650)
        Accounts payable                                                      (1,726,379)         3,049,290
        Accrued expenses                                                        (232,015)            55,857
                                                                         ----------------   ----------------

  Net cash used in operating activities                                         (536,238)        (2,072,699)


Cash flows from investing activities:
  Capital expenditures, net                                                     (156,211)          (902,997)
  Acquisition of Carver professional sound division                                    -         (1,792,616)
  Other                                                                          (68,154)          (143,531)
                                                                         ----------------   ----------------

  Net cash used in investing activities                                         (224,365)        (2,839,144)


Cash flows from financing activities:
  Notes payable, net                                                              24,602          2,868,105
  Proceeds from long-term obligations                                            800,000                  -
  Repayment of long-term obligations                                             (63,996)           (55,574)
                                                                         ----------------   ----------------

  Net cash provided by financing activities                                      760,606          2,812,531
                                                                         ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                       3         (2,099,312)

Cash and cash equivalents, beginning of period                                     2,599          2,101,563
                                                                         ----------------   ----------------

Cash and cash equivalents, end of period                                  $        2,602     $        2,251
                                                                         ================   ================


Supplemental disclosures:
  Cash paid during the period for interest                                $    252,655       $       55,594
  Cash paid during the period for income taxes                                 169,859              101,800
  Note payable incurred via acquisition of Carver professional                       -              350,000



See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)   Unaudited financial statements
---   ------------------------------

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1997 and the results of its operations for the three- and six-month periods ended March 31, 1997 and 1996 and its cash flows for the six months ended March 31, 1997 and 1996.

(2)   Reporting periods
---   -----------------

The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1996 was a 53-week year and fiscal 1997 is a 52-week year. For convenience of presentation, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three and six months presented ended on March 31. The first quarter of fiscal 1996 was a 14-week period and the same quarter in fiscal 1997 was a 13-week period. The remaining quarters in fiscal 1996 were and in 1997 are 13-week quarters.

(3)   Property and equipment
---   ----------------------

Property and equipment consist of the following:

                                            March 31,              September 30,
                                             1997                      1996
                                            ---------              -------------
  Machinery, equipment and vehicles      $  4,206,648               $  4,144,651
    Leasehold improvements                  1,425,816                  1,425,816
    Construction in progress                  287,899                    193,685
                                            ---------                -----------
                                            5,920,363                  5,764,152
   Less accumulated depreciation
     and amortization                      (2,266,055)               (1,825,362)
                                           ----------                -----------
      Total property and equipment, net  $  3,654,308               $  3,938,790
                                           ==========                ===========


(4)  Acquisition of Carver professional sound division
---  -------------------------------------------------

Effective November 20, 1995, the Company acquired substantially all of the assets of the professional sound division (the "Division") of Carver Corporation ("Carver"). The assets acquired included finished goods and intellectual property, including the license of the name "Carver Professional" for five years. The purchase price for the assets was $2.14 million, of which the Company paid $1.79 million in cash and issued a $350,000 note payable, which has since been paid. The Company accounted for the acquisition under the purchase method of accounting and recorded in-process research and development expenses of $1.12 million, finished goods of $780,000, other intangibles of $110,000 and goodwill of $132,000. Other intangibles and goodwill are being amortized using the straight-line method of accounting over a period of five years. The Company has included the results of operations for the Division in its financial statements from the date of acquisition.

(5)  Long-term Obligation
---  --------------------

In March 1997, the Company borrowed $800,000 pursuant to a secured loan from a third party lender. The loan bears interest at 11.1% per annum and is due in monthly installments of $26,258 until maturity on March 1, 2000. The loan is secured by certain of the Company's machinery and equipment.

(6)  Prospective Accounting Change
---  -----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in February 1997. SFAS No. 128 will have no effect on the financial position or results of operations of the Company as the statement establishes new standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 will be adopted by the Company in the quarter ending December 31, 1997. Earlier adoption is not permitted. Pro forma earnings (loss) per share under SFAS No. 128 for the three and six months ended March 31, 1997 and 1996 would not differ materially from the earnings (loss) per share presently reported.

PART I.   FINANCIAL INFORMATION
Item 2:   Management's Discussion and Analysis or Plan of Operation

                        PHOENIX GOLD INTERNATIONAL, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter ended March 31, 1997 decreased $496,000, or 7.3%, to $6.3 million from $6.8 million in the second quarter in fiscal 1996. Sales of electronics products increased 8.5% from the quarter ended March 31, 1996 due principally to increases in unit sales and average prices of car audio amplifiers. The increase in car audio electronics sales was offset in part by lower professional sound amplifier sales due primarily to a large order in the corresponding prior year's quarter that was not repeated and from delayed introduction of the Company's new PX professional sound amplifers into the third quarter of fiscal 1997. Sales of speakers increased 25.9% and sales of accessories decreased 33.0% in the second quarter of fiscal 1997 compared to the corresponding quarter in fiscal 1996. The decline in accessories sales resulted principally from several large orders in the corresponding prior quarter that were not repeated, increased competition and delivery delays from certain vendors.

Net sales for the six months ended March 31, 1997 declined $51,000, or 0.4%, to $11.8 million from $11.9 million in fiscal 1996. Sales of electronics products increased 10.9% in the first half of fiscal 1997 compared to the first half of fiscal 1996. Sales of speakers increased 72.9% and sales of accessories declined 26.5% in the respective periods.

International sales decreased 8.9% to $2.4 million for the three months ended March 31, 1997 from $2.6 million in the comparable fiscal 1996 quarter. International sales represented 38.3% and 39.0% of net sales for the three months ended March 31, 1997 and 1996, respectively.

International sales decreased 10.3% to $4.5 million for the six months ended March 31, 1997, from $5.0 million in the comparable 1996 period. The decrease resulted primarily from sales made to a European distributor in the prior period in anticipation of European regulatory changes effective as of December 31, 1995 that were not repeated in the most recent period. International sales represented 37.7% and 41.9% of net sales for the six months ended March 31, 1997 and 1996, respectively.

Gross margin decreased to 23.9% of net sales from 25.4% for the three months ended March 31, 1997 and 1996, respectively. Gross margin decreased to 20.9% for the six months ended March 31, 1997 from 27.0% for the comparable prior period. The decreases in gross margin resulted primarily from changes in product mix and lower than expected sales volume which caused manufacturing overhead to increase as a percentage of sales.

Operating  expenses  consist of selling,  general and  administrative  expenses.
Operating expenses decreased $47,000, or 3.2%, to $1.4 million for the three months ended March 31, 1997 compared to the same quarter in fiscal 1996. Operating expenses were 22.4% and 21.4% of net sales in the respective three-month periods. Operating expenses decreased $873,000, or 24.0%, to $2.8 million for the six months ended March 31, 1997 compared to the comparable period in fiscal 1996. Operating expenses were 23.4% and 30.7% of net sales in the respective six-month periods. Operating expenses for the first quarter of fiscal 1996 included a one-time pre-tax charge of $1.12 million for in-process research and development acquired from Carver Corporation. See Note 4 of Notes to Financial Statements.

Selling expenses declined $43,000, or 5.5%, to $744,000 for the three months ended March 31, 1997 compared to the comparable fiscal 1996 quarter. Selling expenses were 11.9% and 11.7% of net sales in the respective quarters. The decreased selling expenses in dollar amount were principally due to salary reductions by senior management, and marketing, advertising and promotional expense reductions, offset in part by additional marketing personnel and increased sales incentives. Selling expenses increased 13.8% in the first half of fiscal 1997, to $1.5 million, compared to $1.3 million for the first half of fiscal 1996. Selling expenses were 12.8% and 11.2% of net sales in the respective six-month periods. The increased selling expenses resulted primarily from additional marketing personnel and increased sales incentives.

General and administrative expenses in dollar amount remained approximately the same for the three months ended March 31, 1997 compared to the same fiscal 1996 quarter. General and administrative expenses were 10.5% and 9.8% of net sales in the respective quarters. General and administrative expenses were 10.6% and 10.1% of net sales in the respective six-month periods.

Other expense increased $109,000 to $138,000 in the second quarter of fiscal 1997 from other expense of $30,000 for second quarter of fiscal 1996. Other expense increased $230,000 to $251,000 in the first half of fiscal 1997 compared to the first half of fiscal 1996. The increases were due to higher interest rates on larger borrowings.

Net loss was $25,000, or $.01 per share (based on 3.45 million shares outstanding), for the three months ended March 31, 1997, compared to net earnings of $147,000, or $0.4 per share (based on 3.65 million shares outstanding), for the three months ended March 31, 1996. Net loss was $338,000, or $0.10 per share (based on 3.45 million shares outstanding), for the six months ended March 31, 1997, compared to a net loss of $279,000, or $0.08 per share (based on 3.45 million shares outstanding), for the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the six months ended March 31, 1997 primarily from increased long term debt. In March 1997, the Company completed a secured loan with a third party lender for $800,000. The loan bears interest at 11.1% per annum and is due in monthly installments of $26,258 until maturity on March 1, 2000. The loan is secured by certain of the Company's machinery and equipment.

During the six months ended March 31, 1997, accounts payable decreased $1.7 million, accounts receivable decreased $831,000 and inventories decreased by $730,000, leading to an increase in working capital of $405,000.

The Company made capital expenditures of $156,000 in the six months ended March 31, 1997. Management anticipates that capital expenditures for the remainder of fiscal 1997 will be approximately $350,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

The Company has a $5.5 million revolving bank operating line of credit expiring on December 31, 1997. Borrowings under the line of credit are limited to eligible accounts receivable and inventory, and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at March 31, 1997) plus 2.0%. Borrowings under the line of credit are secured by substantially all of the Company's assets. As of March 31, 1997, the Company was eligible to borrow $5.3 million under the line of credit and borrowings under the line of credit as of that date were $4.2 million.

PROSPECTIVE ACCOUNTING CHANGE
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in February 1997. SFAS No. 128 will have no effect on the financial position or results of operations of the Company as the statement establishes new standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 will be adopted by the Company in the quarter ending December 31, 1997. Earlier adoption is not permitted. Pro forma earnings (loss) per share under SFAS No. 128 for the three and six months ended March 31, 1997 and 1996 would not differ materially from the earnings (loss) per share presently reported.

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

Item 1.    Legal Proceedings                                           NONE

Item 2.    Changes in Securities                                       NONE

Item 3.    Defaults Upon Senior Securities                             NONE

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 18, 1997. Voting common shareholders took the following actions at the meeting:

1. The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                            Shares              Shares              Shares
      Name                 Voted For           Withheld           Abstaining
      ----                 ---------           --------           ----------

Keith A. Peterson          3,129,654           187,177                0
Timothy G. Johnson         3,129,654           187,177                0
Frank G. Magdlen           3,129,654           187,177                0
Matthew W. Chapman         3,129,654           187,177                0

2. The shareholders approved certain amendments to the Company's 1995 Stock Option Plan and approved the Amended and Restated 1995 Stock Option Plan by the following vote:

    Shares                Shares              Shares                Broker
   Voted For           Voted Against        Abstaining             Non-Votes
   ---------           -------------        ----------             ---------

   2,598,195             229,530              6,038                  483,068

3. The shareholders voted to ratify management's selection of auditors for fiscal 1997 by the affirmative vote of 3,286,159 shares, with 28,187 shares voting against ratification and 2,485 shares abstaining.

Item 5.    Other Information                                    NONE

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

               10.1 Amendment dated April 18, 1997 to Loan Agreement dated as of
                    February 4, 1997 between the Company and United States National Bank of Oregon

               10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on January 15, 1997)

               10.3 Third  Amendment dated as of January 15, 1997 to the License
                    Agreement  for  the  Automobile  Audio   Aftermarket   dated
                    September 30, 1993, as amended, between the Company and Intersonics Technology Corporation. ***

           *** Certain material contained in this exhibit and indicated by asterisks has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                      27   Financial Data Schedule

           (b)  Reports on Form 8-K

                      None.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



 By  /s/ Joseph K. O'Brien
     ---------------------

         Joseph K. O'Brien
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

 Dated:  May 13, 1997

                                  FORM 10-QSB
                                Index to Exhibits


Exhibit                                                                     Page
-------                                                                     ----


10.1 Amendment  dated April 18, 1997 to Loan  Agreement  dated as of February 4,1997 between the Company and United States
     National Bank of Oregon                                                 14

10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange
     Commission on January 15, 1997)

10.3 Third Amendment  dated as of January 15, 1997 to the License
     Agreement for the Automobile  Audio  Aftermarket  dated
     September 30, 1993, as amended, between the Company and
     Intersonics Technology Corporation. ***                                 15

      *** Certain material contained in this exhibit and indicated by asterisks has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.


27     Financial Data Schedule                                               17