Form 10QSB
period 1997-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 1997-08-06
CIK 943032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                  to
                                    ------------------  ------------------


                           Commission File No. 0-25866
                                 ---------------

                        PHOENIX GOLD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


             OREGON                                  93-1066325
      (State or other jurisdiction of    (I.R.S. employer identification number)
      incorporation or organization)

               9300 NORTH DECATUR STREET, PORTLAND, OREGON, 97203
               (Address of principal executive offices) (Zip code)


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

As of July 31, 1997, there were issued and outstanding 3,458,985 shares of the Company's Common Stock.

Transitional Small Business Disclosure Format (check one):
                YES [  ]        NO [X]

                        PHOENIX GOLD INTERNATIONAL, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX


Part I.    FINANCIAL INFORMATION                                           Page

           Item 1.    Financial Statements

                      Balance Sheets at June 30, 1997 (unaudited)
                      and September 30, 1996 (audited)                        3

                      Unaudited Statements of Operations for the
                      Three and Nine Months Ended June 30, 1997
                      and 1996                                                4

                      Unaudited Statements of Cash Flows for the
                      Nine Months Ended June 30, 1997 and 1996                5

                      Notes to Financial Statements                           6

           Item 2.    Management's Discussion and Analysis or
                      Plan of Operation                                       8


Part II.   OTHER INFORMATION

           Items 1 through 6                                                  10

           Signatures                                                         11

           Index to Exhibits                                                  12

PART I.   FINANCIAL INFORMAITON
Item 1:   Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                                 JUNE 30,                    SEPTEMBER 30,
                                                                                   1997                          1996
                                                                           ----------------------        ----------------------
                                                                                (Unaudited)                    (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                             $2,601                        $2,599
    Accounts receivable, net                                                           5,157,149                     5,119,360
    Inventories:
        Raw materials                                                                  3,188,894                     4,288,206
        Work-in-process                                                                   38,247                     1,101,414
        Finished goods                                                                 4,501,863                     3,411,342
        Supplies                                                                         135,956                       170,598
                                                                           ----------------------        ----------------------
                                                                                       7,864,960                     8,971,560
    Prepaid expenses                                                                     297,731                       285,777
    Deferred taxes                                                                       390,000                       525,428
                                                                           ----------------------        ----------------------
        Total current assets                                                          13,712,441                    14,904,724

Property and equipment, net                                                            3,565,572                     3,938,790
Goodwill, net                                                                            267,230                       296,946
Deferred taxes                                                                           233,000                       230,333
Other assets                                                                             499,729                       461,734
                                                                           ----------------------        ----------------------

Total assets                                                                         $18,277,972                   $19,832,527
                                                                           ======================        ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $1,974,858                    $3,529,450
    Notes payable                                                                      3,672,619                     4,278,983
    Accrued expenses                                                                     565,366                       932,767
    Current portion of long-term obligations                                             390,123                       130,334
                                                                           ----------------------        ----------------------
        Total current liabilities                                                      6,602,966                     8,871,534

Long-term obligations, net of current portion                                            593,706                       171,995

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                        -                             -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,458,985 and 3,454,605 shares                        7,521,865                     7,477,939
    Retained earnings                                                                  3,559,435                     3,311,059
                                                                           ----------------------        ----------------------
        Total shareholders' equity                                                    11,081,300                    10,788,998
                                                                           ----------------------        ----------------------


Total liabilities and shareholders' equity                                           $18,277,972                   $19,832,527
                                                                           ======================        ======================

SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                            JUNE 30                                         JUNE 30
                                          ----------------------------------------------     --------------------------------------
                                                  1997                     1996                    1997                 1996
                                          ------------------      --------------------     ------------------      ----------------

Net sales                                         $8,263,509              $7,461,921               $20,099,215          $19,348,725

Cost of sales                                      5,781,313               5,092,831                15,141,842           13,769,299
                                          -------------------     -------------------       -------------------    -----------------

Gross profit                                       2,482,196               2,369,090                 4,957,373            5,579,426


Operating expenses:
    Selling                                          871,457               1,082,590                 2,383,211            2,411,069
    General and administrative                       522,082                 815,562                 1,781,004            2,010,647
    In-process research and development                    -                       -                         -            1,120,500
                                          -------------------     -------------------       -------------------    -----------------

     Total operating expenses                      1,393,539               1,898,152                 4,164,215            5,542,216
                                          -------------------     -------------------       -------------------    -----------------

Income from operations                             1,088,657                 470,938                   793,158               37,210

Other income (expense):
    Interest expense                                (131,616)                (72,829)                 (383,951)            (112,945)
    Other income, net                                  3,892                       -                     5,169               19,495
                                          -------------------     -------------------       -------------------    -----------------

        Total other income (expense)                (127,724)                (72,829)                 (378,782)             (93,450)

Earnings (loss) before income taxes                  960,933                 398,109                   414,376              (56,240)
Income tax benefit (expense)                        (375,000)               (152,882)                 (166,000)              22,033
                                          -------------------     -------------------        ------------------    -----------------

Net earnings (loss)                                 $585,933                $245,227                  $248,376             $(34,207)
                                          ===================     ===================       ===================    =================

Net earnings (loss) per share                          $0.17                   $0.07                     $0.07               $(0.01)
                                          ===================     ===================       ===================    =================

Shares used in per share calculation               3,495,297               3,641,755                 3,528,003            3,447,237
                                          ===================     ===================       ===================    =================


SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                              ---------------------------------------------------
                                                                                       1997                        1996
                                                                              -----------------------     -----------------------
Cash flows from operating activities:
  Net earnings (loss)                                                                      $248,376                   $(34,207)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                         728,698                    601,085
      Deferred taxes, net                                                                   132,761                    (22,030)
      In-process research and development                                                         -                  1,120,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                                 (37,789)                (2,093,958)
        Inventories                                                                       1,106,600                 (4,730,643)
        Prepaid expenses                                                                    (11,954)                  (267,124)
        Accounts payable                                                                 (1,554,592)                 2,186,586
        Accrued expenses                                                                   (367,401)                    65,242
                                                                              -----------------------     -----------------------

  Net cash provided by (used in) operating activities                                       244,699                 (3,174,549)


Cash flows from investing activities:
  Capital expenditures, net                                                                (288,463)                (1,135,626)
  Acquisition of Carver professional sound division                                               -                 (1,792,616)
  Other                                                                                     (39,128)                  (187,051)
                                                                              -----------------------     -----------------------

  Net cash used in investing activities                                                    (327,591)                (3,115,293)


Cash flows from financing activities:
  Notes payable, net                                                                       (606,364)                 4,229,930
  Proceeds from long-term obligations                                                       800,000                          -
  Repayment of long-term obligations                                                       (154,668)                   (84,350)
  Proceeds from exercise of stock options                                                    43,926                     44,949
                                                                              -----------------------     -----------------------

  Net cash provided by financing activities                                                  82,894                  4,190,529
                                                                              -----------------------     -----------------------

Increase (decrease) in cash and cash equivalents                                                  2                 (2,099,313)

Cash and cash equivalents, beginning of period                                                2,599                  2,101,563
                                                                              -----------------------     -----------------------

Cash and cash equivalents, end of period                                                     $2,601                     $2,250
                                                                              =======================     =======================


Supplemental disclosures:
  Cash paid for interest                                                                   $386,497                   $111,488
  Cash paid for income taxes                                                                169,859                    101,800
  Cash received for income tax refund                                                       108,376                          -
  Equipment financed by capital lease                                                        36,168                          -
  Note payable issued for acquisition of Carver professional                                      -                    350,000


SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Unaudited Financial Statements.
---   -------------------------------

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1997 and the results of its operations for the three- and nine-month periods ended June 30, 1997 and 1996 and its cash flows for the nine months ended June 30, 1997 and 1996.

(2)   Reporting Periods.
---   ------------------

The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1996 was a 53-week year and fiscal 1997 is a 52-week year. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three and nine months presented ended on June 30. The first quarter of fiscal 1996 was a 14-week period and the same quarter in fiscal 1997 was a 13-week period. The remaining quarters in fiscal 1996 and 1997 are 13-week quarters.

(3)   Property and Equipment.
---   -----------------------

Property and equipment consist of the following:

                                               June 30,           September 30,
                                                 1997                 1996
                                                 ----                 ----

Machinery, equipment and vehicles           $  4,425,823         $  4,144,651
Leasehold improvements                         1,580,717            1,425,816
Construction in progress                          50,642              193,685
                                            ------------         ------------
                                               6,057,182            5,764,152
Less accumulated depreciation
 and amortization                            ( 2,491,610)          (1,825,362)
                                            ------------         ------------
  Total property and equipment, net         $  3,565,572         $  3,938,790
                                            =============        ============

(4)  Acquisition of Carver Professional Sound Division.
---  --------------------------------------------------

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

(5)  Long-term Obligations.
---  ----------------------

In March 1997, the Company borrowed $800,000 pursuant to a secured loan from a third party lender. The loan bears interest at 11.1% per annum and is due in monthly installments of $26,258 until maturity on March 1, 2000. The loan is secured by certain of the Company's machinery and equipment.

(6)  Prospective Accounting Changes.
---  -------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 will have no effect on the financial position or results of operations of the Company as the statement establishes new standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 will be adopted by the Company in the quarter ending December 31, 1997. Earlier adoption is not permitted. Pro forma earnings (loss) per share under SFAS No. 128 for the three and nine months ended June 30, 1997 and 1996 would not differ materially from the earnings (loss) per share presently reported.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending September 1999. Reclassification of earlier financial statements for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year ending September 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

PART I.   FINANCIAL INFORMATION
Item 2:   Management's Discussion and Analysis or Plan of Operation

                        PHOENIX GOLD INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter ended June 30, 1997 increased $802,000, or 10.7%, to $8.3 million from $7.5 million in the third quarter in fiscal 1996. Speaker sales increased 116.3% compared to the same quarter in fiscal 1996 due in part to the recommencement of XMAX subwoofer sales in the third quarter and increased distribution of existing products. Accessories sales increased 9.9% compared to the same quarter in fiscal 1996. Sales of electronics products were comparable to sales in the quarter ended June 30, 1996. Increased sales of car audio electronics were offset by weaker demand for professional audio electronics. The Company began shipping in the quarter initial models of its QX Series and XS Series car audio amplifiers that are designed to address lower price points.

Net sales for the nine months ended June 30, 1997 increased $750,000, or 3.9%, to $20.1 million from $19.3 million in fiscal 1996. Sales of speakers increased 91.4% in the first nine months of fiscal 1997 compared to the same period in fiscal 1996. Sales of electronics products increased 3.9% and sales of accessories declined 11.1% in the respective periods.

International sales increased 15.9% to $3.4 million for the three months ended June 30, 1997 from $2.9 million in the comparable fiscal 1996 quarter. International sales represented 40.6% and 38.8% of net sales for the three months ended June 30, 1997 and 1996, respectively.

International sales decreased 0.5% to $7.8 million for the nine months ended June 30, 1997, from $7.9 million in the comparable 1996 period. The decrease resulted primarily from sales made to a European distributor in the prior nine-month period in anticipation of European regulatory changes effective as of December 31, 1995 that were not repeated in the more recent period. International sales represented 39.0% and 40.7% of net sales for the nine months ended June 30, 1997 and 1996, respectively.

Gross margin decreased to 30.0% of net sales from 31.7% for the three months ended June 30, 1997 and 1996, respectively. Gross margin decreased to 24.7% for the nine months ended June 30, 1997 from 28.8% for the comparable prior period. The decreases in gross margin resulted primarily from changes in product mix and lower than expected sales volume which caused manufacturing overhead to increase as a percentage of sales.


Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $505,000, or 26.6%, to $1.4 million for the three months ended June 30, 1997 compared $1.9 million in the same quarter in fiscal 1996. Operating expenses were 16.9% and 25.4% of net sales in the respective three-month periods. Operating expenses decreased $1.4 million, or 24.9%, to $4.2 million for the nine months ended June 30, 1997 compared to the comparable period in fiscal 1996. Operating expenses were 20.7% and 28.6% of net sales in the respective nine-month periods. Operating expenses for the first quarter of fiscal 1996 included a one-time pre-tax charge of $1.12 million for in-process research and development acquired from Carver Corporation. See Note 4 of Notes to Financial Statements.

Selling expenses declined $211,000, or 19.5%, to $871,000 for the three months ended June 30, 1997 compared to the comparable fiscal 1996 quarter. Selling expenses were 10.5% and 14.5% of net sales in the respective quarters. The decreased selling expenses in dollar amount were principally due to salary reductions by senior management and marketing, advertising and promotional expense reductions. Selling expenses decreased 1.2% in the first nine months of fiscal 1997, to $2.4 million compared to the first nine months of fiscal 1996. Selling expenses were 11.9% and 12.5% of net sales in the respective nine-month periods.

General and administrative expenses declined $293,000, or 36.0%, to $522,000 for the three months ended June 30, 1997 compared to $816,000 in the comparable fiscal 1996 quarter. General and administrative expenses were 6.3% and 10.9% of net sales in the respective quarters. The decrease in general and administrative expenses for the quarter resulted primarily from reductions in bad debt expense, labor expenses and facilities costs. General and administrative expenses were 8.9% and 10.4% of net sales in the respective nine-month periods

Other expense increased $55,000 to $128,000 in the third quarter of fiscal 1997 from other expense of $73,000 for third quarter of fiscal 1996. Other expense increased $285,000 to $379,000 in the first nine months of fiscal 1997 compared to $93,000 in the first nine months of fiscal 1996. The increases were due to higher interest rates on larger borrowings.

Net earnings were $586,000, or $0.17 per share, for the three months ended June 30, 1997, compared to net earnings of $245,000, or $0.07 per share, for the three months ended June 30, 1996. Net earnings for the first nine months of fiscal 1997 were $248,000, or $0.07 per share, compared to a net loss of $34,000, or $0.01 per share, for the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the nine months ended June 30, 1997 primarily from cash provided from operations and increased long-term debt. Rather than accumulating excess cash, the Company pays down in part the balances owing on its operating line of credit on a daily basis when cash flow from operations exceeds current needs, resulting in low cash balances.

During the nine months ended June 30, 1997, accounts payable decreased $1.6 million, inventories decreased $1.1 million, notes payable decreased $606,000 and accrued expenses decreased $367,000, leading to an increase in working capital of $1.1 million.

The Company made capital expenditures of $325,000 in the nine months ended June 30, 1997. Management anticipates that capital expenditures for the remainder of fiscal 1997 will be approximately $200,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

The Company has a $5.5 million revolving bank operating line of credit expiring on December 31, 1997. Borrowings under the line of credit are limited to eligible accounts receivable and inventory, and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at June 30, 1997) plus an additional percentage based on the Company's tangible net worth. At June 30, 1997, the additional percentage above prime was 2.0%. Borrowings under the line of credit are secured by substantially all of the Company's assets. As of June 30, 1997, the Company was eligible to borrow $5.4 million under the line of credit and borrowings under the line of credit as of that date were $3.7 million.

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

Item 3.    Defaults Upon Senior Securities                                 NONE

Item 4.    Submission of Matters to a Vote of Security Holders             NONE

Item 5.    Other Information                                               NONE

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

               10.1 Amendment  dated June 27, 1997 to Loan Agreement dated as of
                    February 4, 1997 between the Company and United States National Bank of Oregon

               10.2 Amendment to Promissory Note dated February 3, 1997 from the
                    Company to United States National Bank of Oregon.

               27   Financial Data Schedule

           (b)  Reports on Form 8-K

                   None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.



By: /s/Joseph K. O'Brien
------------------------
   Joseph K. O'Brien
   Chief Financial Officer
  (Principal Financial and Accounting Officer)

Dated:  August 6, 1997

                                INDEX TO EXHIBITS


                                                                           PAGE


10.1  Amendment dated June 27, 1997 to Loan Agreement dated
      as of February 4, 1997 between the Company and United States
      National Bank of Oregon                                                13

10.2  Amendment to Promissory Note dated February 3, 1997 from the           16
      Company to United States National Bank of Oregon.

27     Financial Data Schedule                                               17