Form 10KSB
period 1997-09-28
PHOENIX GOLD INTERNATIONAL INC
filed 1997-12-10
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 28, 1997, or

           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the transition period from              to
                                               ------------    ------------

                         Commission file number 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
                  Name of small business issuer in its charter

        OREGON                                             93-1066325
--------------------------------------------------------------------------------
(State or jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                           Identification Number)

9300 NORTH DECATUR STREET, PORTLAND, OREGON                97203
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                 (503) 288-2008
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's   revenues  for  the  fiscal  year  ending   September  28,  1997  were
$27,798,728.

The aggregate market value of the voting common stock held by non-affiliates of the issuer was $5,919,463 as of November 21, 1997.

There were 3,464,745 shares of the issuer's common stock outstanding as of November 21, 1997.

Transitional Small Business Disclosure Format:  Yes  [   ]  No  [ X ]

Parts of Registrant's proxy statement dated on or about January 5, 1998 prepared in connection with the Annual Meeting of shareholders to be held on February 17, 1998 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS

      Phoenix Gold International, Inc. (the "Company") designs, markets and sells innovative, high quality, high performance electronics and accessories for the domestic and international car audio aftermarket, the professional sound market and the custom audio/video and home theater markets. The Company also designs, markets and sells innovative, high quality, high performance speakers for the car audio aftermarket. The Company manufactures substantially all of its electronics and a portion of its accessories and speakers at its facility in Portland, Oregon. The Company was incorporated in 1991 in Oregon.

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

      In November 1995, the Company acquired substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional", designs, manufactures, markets and sells electronic amplifiers and accessories for the domestic and international professional sound market, including OEM customers.


PRODUCTS

The Company has three product lines:  electronics, accessories and speakers.

       ELECTRONICS. The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance. The Company sells car audio electronics designed for audiophiles, serious audio enthusiasts and sound competitors.

      AMPLIFIERS. The Company sells a total of 18 car audio amplifiers in the ZPA, ZX, XS, QX and Sapphire series at retail prices ranging from approximately $200 to $1,150. Amplifiers in the ZPA series, introduced in 1996, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high end systems capable of driving multiple speakers. The ZX series, also introduced in 1996, includes multi-channel amplifiers with built-in crossovers and offers the performance and sonic excellence of the reference series amplifiers except in the most demanding applications. The XS and QX series, both introduced in 1997, and the Sapphire series, introduced in 1994, are designed to provide high performance at lower prices. The QX amplifier is the first of the Company's electronics products to be designed and engineered by the Company and manufactured by a third party vendor. Due to the introduction of the XS and QX series in 1997, the Company does not expect the Sapphire series to provide meaningful revenue in the future.

      Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit 1895", at retail prices ranging from approximately $500 to $2,400.

      The Company sells a total of 15 Carver Professional amplifiers at retail prices ranging from approximately $500 to $2,400. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CA series amplifiers were designed for fixed installation applications, including churches, warehouses and auditoriums. The PX series, introduced in 1997 and the first series designed by the Company, includes entry level, multi-application models that offer increased features and power at lower price points.

      SIGNAL PROCESSORS. The Company sells a total of 18 car audio signal processors, including equalizers, line drivers, and active and passive crossovers. Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems. Retail prices of signal processors range from approximately $130 to $600.

      ACCESSORIES. The Company manufacturers and distributes innovative, high quality accessories. The Company sells approximately 1,000 accessories, many of which are manufactured to the Company's design specifications, for use primarily in car audio aftermarket applications. Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, alternators, carpet, textiles and adhesives.
The Company continually improves its existing accessories line and introduces new and replacement accessories. The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install the full range of car audio systems. Accessories are available either as individual items or in complete installation kits.

      The Company's accessories for use in professional sound and custom audio/video and home theater applications include crossovers, attenuators, transformers, speaker selectors, audio and video cables, connectors, wall plates and volume controls. The Company manufactures Smart Audio Management panels for the custom home audio/video market that provide for speaker distribution and impedance matching.

      SPEAKERS. The Company began selling speakers in 1994. The Company offers a total of 30 speakers in the ZEROpoint, XMAX, XS and Sapphire series, including tweeters, midranges, subwoofers and coaxials. The ZEROpoint series is the Company's reference speaker series and is designed to achieve audiophile level sound quality, transparency and enhanced imaging in either the "on" or "off" axis listening position. The XMAX series features reproduction of tight, accurate bass in a small enclosure. The XS series features exceptional musicality, excursion and versatility at lower price points. The Sapphire series is the Company's lower price point speaker line. Retail prices of speakers range from approximately $50 to $400.

      The Company has an exclusive license to utilize patented technology to produce a speaker known as the "Cyclone" for the car and home audio markets. This technology uses a moving magnet rotary motor and a composite vane, replacing the conventional motor magnet and cone of a typical loudspeaker. Compared to a typical high performance 12-inch subwoofer, the Cyclone car audio subwoofer can produce up to approximately three times the amount of bass in a similar sized enclosure and offers improved sound quality and greater power handling capacity. The retail price of the Cyclone is approximately $850.


SALES, MARKETING AND DISTRIBUTION

      The Company sells its products through car audio and specialty retailers, principally in North America, Europe, Japan, Southeast Asia, Australia and New Zealand. The Company also sells certain of its car audio accessories through a mass merchandising chain of stores in the United States. The Company sells its car audio, professional sound and home products in the United States through independent sales representatives and distributors. The Company sells its products internationally through distributors serving approximately 50 countries. International sales accounted for 39.2%, 39.2% and 40.6% of net sales in fiscal years 1997, 1996 and 1995, respectively. International sales are denominated in United States dollars and are generally shipped f.o.b. the Company's facility in Portland, Oregon.

      No customer accounted for 10% or more of the Company's net sales during fiscal 1997 or 1996. As of September 30, 1997, two customers accounted for 11.4% and 10.8%, respectively, of total accounts receivable.

      The Company offers its dealers and distributors complete product lines, excellent service and support, and high performance, reliable products. The Company believes these efforts enable it to attract and retain qualified dealers and distributors. The Company recruits on a selective basis new dealers and distributors for each of its product lines in specific geographic areas. Dealers and distributors are chosen based on location, financial stability, technical expertise, sales history, integrity, and installation and service capabilities. The Company generally does not have written agreements with its car audio sales representatives, dealers or distributors or its professional sound distributors. The Company's written agreements with its professional sound representatives and dealers are generally terminable upon no more than 30 days notice.

      The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles. The Company offers incentives to "Team Phoenix Gold" competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at "Tweek N Tune" workshops. The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications. The Company markets its professional sound, custom audio/video and home theater products by participating in trade shows, advertising in trade journals and magazines and providing dealer support.

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


MANUFACTURING AND ASSEMBLY

      MANUFACTURED PRODUCTS. The Company manufactures substantially all of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into and wave soldering of circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases substantially all of its raw materials, components and subassemblies from approximately 185 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

      DISTRIBUTED ACCESSORIES. The Company distributes accessories, many of which are manufactured to its design specifications by third parties. Substantially all distributed accessories are subjected to quality control procedures at the Company's facility and are marketed under the PHOENIX GOLD or CARVER PROFESSIONAL tradenames.

     DESIGNED SPEAKERS. Other than the Cyclone, the Company's speakers are manufactured by third parties in the United States and the Pacific Rim according to acoustical and electrical design specifications developed by the Company. Speakers are subjected to quality control procedures by the Company. The Company manufactures the Cyclone.

CUSTOMER SERVICE

      The Company believes two of the most important elements in its business are understanding consumers and their preferences, and providing high quality, reliable products. The Company strives to understand the evolving needs and preferences of consumers by communicating with its representatives, dealers and distributors, sponsoring "Team Phoenix Gold" members and attending car audio competitions and car audio, professional sound and custom audio/video and home theater trade shows. Company representatives regularly seek suggestions from dealers for improved design and performance of the Company's products.

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


INTELLECTUAL PROPERTY

      PHOENIX GOLD(R), CARVER PROFESSIONAL(TM), POWERFLOW(TM), QUICKSILVER(TM), SAPPHIRE(TM) and ZEROPOINT(TM) are the principal trademarks of the Company. The Company believes that PHOENIX GOLD and CARVER PROFESSIONAL have strong brand name recognition, an important competitive factor in its markets. The Company has no patents, but is a licensee of patented technology with respect to the Cyclone. The Company has an exclusive, paid-up license to use the name CARVER PROFESSIONAL through November 2000.


GOVERNMENTAL APPROVAL OF PRODUCTS

      The Company is subject to and believes it is in compliance with certain European Community standards regarding electromagnetic standards and product safety on substantially all of its electronics sold in the European Community. The Company believes that additional similar regulations will be imposed in Europe and other areas. Any inability by the Company to comply with such similar regulations on a timely basis could have a material adverse effect on the Company.


EMPLOYEES

         As of September 30, 1997 the Company had 231 full-time employees, including 187 in manufacturing, engineering, warehousing and shipping, 25 in sales and marketing and 19 in administration. The Company considers its employee relations to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

      The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon in two adjacent leased buildings consisting of a total of approximately 15,000 square feet of office space and 130,000 square feet of manufacturing and warehouse space. Annual rent for the Company's facilities is approximately $370,000. The lease expires June 30, 1999. The Company has an option to extend the lease for one five-year term and has the option to purchase the main building for $3.1 million and the adjacent building for $1.3 million effective June 30, 1999. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.


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


                              Fiscal year ended             Fiscal year ended
                              September 30, 1997            September 30, 1996
                           --------------------------    -----------------------

    Common Stock (PGLD)       High          Low           High          Low
    --------------------   -----------  -----------    -----------  -----------

      First Quarter        $   8.25      $  4.625        $ 10.75     $   8.50
      Second Quarter           6.50         4.625          13.50         9.00
      Third Quarter            7.00         4.25           13.25         8.50
      Fourth Quarter           7.00         4.25            9.25         6.75


      At November 21, 1997, the closing price of the Common Stock was $4.375, and the approximate number of holders of record of Common Stock was 110.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company's existing credit agreements prohibit the Company from declaring and paying dividends. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

      All statements in this Report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third-party vendors; and cost and yield issues associated with production at the Company's factory.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

      NET SALES. Net sales increased $1.2 million, or 4.7%, to $27.8 million for fiscal 1997 compared to $26.6 million for fiscal 1996. Sales of speakers and accessories increased 46.9% and 18.1%, respectively, in fiscal 1997 compared to fiscal 1996. The increases in speaker and accessories sales resulted primarily from higher unit sales of existing and new products. Electronics sales decreased 2.7% from fiscal 1996 due to lower sales of professional sound products. International sales increased $500,000, or 4.8%, to $10.9 million for fiscal 1997 compared to $10.4 million for fiscal 1996. International sales accounted for 39.2% of net sales in each of fiscal 1997 and fiscal 1996.

      GROSS PROFIT. Gross profit increased to 24.5% of net sales in fiscal 1997 from 23.1% in fiscal 1996. Gross profit is fiscal 1996 was impacted by increased reserves for potentially obsolete raw materials and slow moving finished goods inventories.

      OPERATING EXPENSES. Operating expenses decreased $2.3 million, or 28.6%, to $5.7 million in fiscal 1997 compared to $7.9 million in fiscal 1996. Operating expenses were 20.4% and 29.8% of net sales in fiscal 1997 and fiscal 1996, respectively.

      Selling expenses decreased $429,000, or 11.4%, to $3.3 million in fiscal 1997 compared to $3.8 million in fiscal 1996. Selling expenses were 12.0% and 14.1% of net sales in fiscal 1997 and fiscal 1996, respectively. The decrease was primarily due to lower promotional, advertising and trade show expenses and continuing cost control programs.

      General and administrative expenses decreased $717,000, or 23.5%, to $2.3 million in fiscal 1997 compared to $3.0 million in fiscal 1996. General and administrative expenses were 8.4% and 11.5% of net sales in fiscal 1997 and fiscal 1996, respectively. The decrease in general and administrative expenses occurred principally because of lower bad debt expense, lower professional fees and continuing cost control programs.

      In fiscal 1996 the Company took a one-time pretax charge of $1.1 million related to in-process research and development costs associated with the purchase in November 1995 of Carver Corporation's professional sound division. This charge was equal to 4.2% of net sales in fiscal 1996.

      OTHER EXPENSES. Other expenses, net of other income, increased $233,000, or 96.6%, to $473,000 in fiscal 1997 from $241,000 in fiscal 1996, primarily due to higher interest rates on larger borrowings.

      NET EARNINGS (LOSS). The foregoing factors contributed to net earnings in fiscal 1997 of $410,000, or $0.12 per share, compared to a net loss of $1.3 million in fiscal 1996, or $0.37 per share. Net loss for fiscal 1996, before the one-time pretax charge of $1.1 million related to the acquisition of the Carver professional sound division, was $571,000, or $0.17 per share.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

      NET SALES. Net sales increased $6.4 million, or 31.7%, to $26.6 million for fiscal 1996 compared to $20.2 million for fiscal 1995, due principally to the acquisition of the Company's professional sound division in November 1995 and increased unit sales of existing and newly introduced car audio electronics, accessories and speakers. Sales of electronics, speakers and accessories increased 50.4%, 27.8% and 7.6%, respectively, in fiscal 1996 compared to fiscal 1995. International sales increased $2.2 million, or 27.0%, to $10.4 million for fiscal 1996 compared to $8.2 million for fiscal 1995. International sales accounted for 39.2% and 40.6% of net sales in fiscal 1996 and fiscal 1995, respectively.

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

      OPERATING EXPENSES. Operating expenses increased $4.1 million, or 107.1%, to $7.9 million in fiscal 1996 compared to $3.8 million in fiscal 1995. Operating expenses were 29.8% and 19.0% of net sales in fiscal 1996 and fiscal 1995, respectively.

      Selling expenses increased $1.6 million, or 74.6%, to $3.8 million in fiscal 1996 compared to $2.2 million in fiscal 1995. Selling expenses were 14.1% and 10.7% of net sales in fiscal 1996 and fiscal 1995, respectively. The increase in dollar amount was primarily due to increased promotional and trade show expenses to support sales of existing products and the introduction of new products, including the Company's professional sound products, the addition of sales and marketing personnel and increased salary expense for existing sales and marketing personnel, and increased commissions to sales representatives reflecting increased sales volume.

      General and administrative expenses increased $1.4 million, or 82.0%, to $3.0 million in fiscal 1996 compared to $1.7 million in fiscal 1995. General and administrative expenses were 11.5% and 8.3% of net sales in fiscal 1996 and fiscal 1995, respectively. The increases in dollar amount and as a percentage of net sales were due principally to increased bad debt expenses, higher legal, accounting and investor relations costs and increased personnel costs. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in general and administrative expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in general and administrative expenses as a percentage of sales from period to period.

      In fiscal 1996 the Company took a one-time pretax charge of $1.1 million related to in-process research and development costs associated with the purchase in November 1995 of Carver Corporation's professional sound division. This charge was equal to 4.2% of net sales in fiscal 1996.

      OTHER EXPENSES. Other expenses, net of other income, decreased $22,000, or 8.5%, to $241,000 in fiscal 1996 from $263,000 in fiscal 1995, primarily as a result of lower average debt levels during fiscal 1996 due to the reduction of debt subsequent to the Company's initial public offering in May 1995.

      NET EARNINGS (LOSS). The foregoing factors contributed to a net loss in fiscal 1996 of $1.3 million, or $0.37 per share (based on 3.45 million shares), compared to net earnings of $1.9 million in fiscal 1995, or $0.67 per share (based on 2.80 million shares). Net loss for fiscal 1996, before the one-time pretax charge of $1.1 million related to the acquisition of the Carver professional sound division, was $571,000, or $0.17 per share.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 1997 principally from funds generated from operations and borrowings. Net cash generated by operating activities in fiscal 1997 was $945,000 as compared to net cash used in operating activities of $2.8 million in fiscal 1996.

      During fiscal 1997, accounts payable decreased $2.0 million, inventories decreased $1.8 million and notes payable decreased $1.1 million, leading to an increase in working capital of $1.2 million.

      Capital expenditures were $483,000, $1.4 million and $1.5 million in fiscal years 1997, 1996 and 1995, respectively. These expenditures related primarily to the automation and the commencement of certain manufacturing processes in house, leasehold improvements to the Company's new facility and the acquisition of equipment for use by the Company's administration, engineering and marketing departments. The Company does not expect capital expenditures to exceed $500,000 in fiscal 1998.

      As of September 30, 1997, the Company had a $5.5 million revolving bank operating line of credit available through December 31, 1997. Borrowings under the line of credit are limited to eligible accounts receivable and inventory, and are subject to certain additional limits. Interest on borrowings under the line of credit equaled the bank's prime lending rate (8.5% at September 30, 1997), plus an additional percentage based upon the Company's tangible net worth. At September 30, 1997, the additional percentage above prime was 1.5%. Borrowings under the line of credit are secured by substantially all of the assets of the Company. The line of credit contains covenants which require a minimum level of tangible net worth, a maximum level of inventories and minimum ratios of current assets to current liabilities and debt service coverage. The line of credit prohibits dividends. As of September 30, 1997, the Company was eligible to borrow $5.1 million under the line of credit and borrowings under the line of credit as of that date were $3.1 million. The Company expects to renew the revolving bank operating line of credit on similar terms prior to December 31, 1997.

      In March 1997 the Company completed a secured loan with a third party lender for $800,000. The loan bears interest at 11.1% per annum and is due in monthly installments until maturity on March 1, 2000. The loan is secured by certain of the Company's machinery and equipment.

       A $350,000 note payable to Carver Corporation related to the acquisition of the Carver professional sound division was paid in full in fiscal 1997. The note bore interest at a rate of 6% per annum.

      Due to seasonally lower sales levels in the first two fiscal quarters and the maintenance of inventory levels in anticipation of higher sales in the third and fourth fiscal quarters, the Company's cash requirements are usually greater during the first two fiscal quarters.

      The Company's total inventories decreased $1.8 million, or 20.0%, to $7.2 million as of September 30, 1997 compared to $9.0 million as of September 30, 1996. The decrease was in work-in-process and raw materials.

      As of September 30, 1997, the Company's capital lease obligations totaled $161,000, including a current portion of $133,000, at annual interest rates ranging from 5.0% to 10.3%.


ITEM 7.    FINANCIAL STATEMENTS

           See pages 17 through 32.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      This is hereby incorporated by reference to the information under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 28, 1997.


ITEM 10.   EXECUTIVE COMPENSATION

      This is hereby incorporated by reference to the information under the caption "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 28, 1997.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This is hereby incorporated by reference to the information under the caption "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 28, 1997.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This is hereby incorporated by reference to the information under the caption "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 28, 1997.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Articles of Incorporation and Bylaws
           ------------------------------------

           3(i) 1995 Restated Articles of Incorporation and Articles of Amendment (incorporated by reference to Exhibit 3(i) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

           3(i)(a) Articles of Amendment filed April 7, 1995 (incorporated by reference to Exhibit 3(i) (a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

           3(ii) Restated Bylaws (incorporated by reference to Exhibit 3(ii) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

           Instruments Defining Rights of Security Holders
           -----------------------------------------------

           4 Articles 2, 5 and 6 of Exhibit 3(i) and Article 6 of Exhibit 3(ii) are incorporated herein by reference

           Material Contracts
           ------------------

           10.1 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on January 15, 1997) (1)

           10.1 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))
                    (1)

           10.2 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))
                    (1)

           10.3 Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (incorporated by reference to
                    Exhibit 10.2 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

           10.4 Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)

           10.5 License Agreement between the Company and Carver Corporation dated as of November 20, 1995 (incorporated by reference to Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

           10.6 License Agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments (incorporated by reference to Exhibit 10.2 to Form 10-QSB/A (Amendment No. 1) filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995) (2)

           10.7 Third Amendment dated as of January 15, 1996 between the Company and Intersonics Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1997) (2)

           10.8 Loan Agreement between the Company and United States National Bank of Oregon ("USNB") dated February 4, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31,1996)

           10.9 Amendment dated April 18, 1997 to Loan Agreement between the Company and USNB dated February 4, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1997)

           10.10 First Amendment dated June 27, 1997 to Loan Agreement between the Company and USNB dated February 4, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1997)

           10.11 Second Amendment dated September 26, 1997 to Loan Agreement between the Company and USNB dated February 4, 1997

           10.12 Commercial Security Agreement between the Company and USNB dated as of January 1, 1997 (incorporated by reference to
                    Exhibit 10.11 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30,
                    1996)

           10.13 Promissory Note dated February 3, 1997 made by the Company in favor of USNB (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1996)

           10.14 Amendment to Promissory Note dated February 3, 1997 made by the Company in favor of USNB (incorporated by reference to
                    Exhibit 10.2 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended June 30,
                    1997)

           10.15    Form of Indemnity  Agreement (incorporated  by reference to
                    Exhibit  10.6  to   Registration   Statement  on  Form  SB-2
                    effective May 3, 1995 (Registration No. 93-90588))

           10.16 Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (1)

           10.17 Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Matthew W. Chapman (1)

           23.1     Consent of Deloitte & Touche LLP, Independent Auditors

           27       Financial Data Schedule


      (b)  Reports on Form 8-K

           None


-----------------------------------------------

           (1)  Management contract or compensatory plan or arrangement.

           (2) Certain material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent Auditors' Report                                               18

Balance Sheets at September 30, 1997 and 1996                              19

Statements of Operations
      for the Three Years Ended September 30, 1997                         20

Statements of Shareholders' Equity
      for the Three Years Ended September 30, 1997                         21

Statements of Cash Flows
      for the Three Years Ended September 30, 1997                         22

Notes to Financial Statements                                              23

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Shareholders
Phoenix Gold International, Inc.


We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
November 3, 1997

                                        PHOENIX GOLD INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                       SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                                1997                  1996
                                                                          ------------------    ------------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $        2,603        $        2,599
    Accounts receivable, net                                                    5,186,630             5,119,360
    Inventories                                                                 7,178,820             8,971,560
    Prepaid expenses                                                              247,523               285,777
    Deferred taxes                                                                380,000               525,428
                                                                          ------------------    ------------------
        Total current assets                                                   12,995,576            14,904,724

Property and equipment, net                                                     3,478,827             3,938,790
Goodwill, net                                                                     257,324               296,946
Deferred taxes                                                                    231,000               230,333
Other assets                                                                      492,422               461,734
                                                                          ------------------    ------------------

        Total assets                                                       $   17,455,149        $   19,832,527
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    1,558,749        $    3,529,450
    Notes payable                                                               3,147,936             4,278,983
    Accrued payroll and benefits                                                  373,512               381,530
    Other accrued expenses                                                        241,337               448,881
    Income taxes payable                                                                -               102,356
    Current portion of long-term obligations                                      395,669               130,334
                                                                          ------------------    ------------------
        Total current liabilities                                               5,717,203             8,871,534

Long-term obligations                                                             494,927               171,995

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,458,985 and 3,454,605 shares                 7,521,865             7,477,939
    Retained earnings                                                           3,721,154             3,311,059
                                                                          ------------------    ------------------
        Total shareholders' equity                                             11,243,019            10,788,998
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                         $   17,455,149         $  19,832,527
                                                                          ==================    ==================


                                         SEE NOTES TO FINANCIAL STATEMENTS


                                        PHOENIX GOLD INTERNATIONAL, INC.
                                            STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------
                                                          1997                  1996                  1995
                                                    ------------------    ------------------    ------------------

Net sales                                            $  27,798,728         $  26,563,142         $  20,173,822

Cost of sales                                           20,981,845            20,432,478            13,039,022
                                                    ------------------    ------------------    ------------------

    Gross profit                                         6,816,883             6,130,664             7,134,800


Operating expenses:
    Selling                                              3,329,339             3,757,981             2,152,931
    General and administrative                           2,331,128             3,048,573             1,674,587
    In-process research and development                          -             1,120,500                     -
                                                    ------------------    ------------------    ------------------

        Total operating expenses                         5,660,467             7,927,054             3,827,518
                                                    ------------------    ------------------    ------------------

Income (loss) from operations                            1,156,416            (1,796,390)            3,307,282

Other income (expense):
    Interest expense                                      (499,818)             (260,233)             (300,526)
    Other income, net                                       26,497                19,495                37,423
                                                    ------------------    ------------------    ------------------

        Total other income (expense)                      (473,321)             (240,738)             (263,103)
                                                    ------------------    ------------------    ------------------

Earnings (loss) before income taxes                        683,095            (2,037,128)            3,044,179

Income tax benefit (expense)                              (273,000)              767,986            (1,162,902)
                                                    ------------------    ------------------    ------------------

Net earnings (loss)                                  $     410,095        $   (1,269,142)       $    1,881,277
                                                    ==================    ==================    ==================

Net earnings (loss) per share                        $        0.12        $        (0.37)       $         0.67
                                                    ==================    ==================    ==================

Shares used in per share calculation                     3,535,288             3,449,068             2,798,877
                                                    ==================    ==================    ==================



                                         SEE NOTES TO FINANCIAL STATEMENTS

                                         PHOENIX GOLD INTERNATIONAL, INC.
                                         STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      COMMON STOCK
                                          -------------------------------------         RETAINED
                                              SHARES               AMOUNT               EARNINGS                TOTAL
                                          ----------------    -----------------     -----------------     -------------------

Balance at September 30, 1994                2,180,000         $     200,000         $  2,698,924          $    2,898,924

Issuance of stock for
    initial public offering                  1,265,000             7,232,987                    -               7,232,987

Net earnings                                         -                     -            1,881,277               1,881,277
                                          ----------------    -----------------     -----------------     -------------------

Balance at September 30, 1995                3,445,000             7,432,987            4,580,201              12,013,188

Issuance of stock upon
  exercise of options                            9,605                44,952                    -                  44,952

Net loss                                             -                     -           (1,269,142)             (1,269,142)
                                          ----------------    -----------------     -----------------     -------------------

Balance at September 30, 1996                3,454,605             7,477,939             3,311,059             10,788,998

Issuance of stock upon
    exercise of options                          4,380                20,498                     -                 20,498

Tax benefit of stock options                         -                23,428                     -                 23,428

Net earnings                                         -                     -               410,095                410,095
                                          ----------------    -----------------     -----------------     -------------------

Balance at September 30, 1997                3,458,985        $    7,521,865          $  3,721,154          $  11,243,019
                                          ================    =================     =================     ===================




                                             SEE NOTES TO FINANCIAL STATEMENTS

                                              PHOENIX GOLD INTERNATIONAL, INC.
                                                  STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                ----------------------------------------------------------
                                                                      1997                1996                 1995
                                                                -----------------   ------------------   -----------------
Cash flows from operating activities:
    Net earnings (loss)                                         $     410,095        $    (1,269,142)       $  1,881,277
    Adjustments  to reconcile net earnings  (loss) to
    net cash provided by (used in) operating activities:
        Depreciation and amortization                                 985,401                850,696             603,938
        Deferred taxes                                                144,761               (942,147)             68,386
        In-process research and development                                 -              1,120,500                   -
        Changes in operating assets and liabilities:
            Accounts receivable                                       (67,270)            (1,293,887)         (1,363,296)
            Inventories                                             1,792,740             (3,709,016)           (496,283)
            Prepaid expenses                                           38,254                 42,270             (83,485)
            Other assets                                              (69,964)              (223,612)           (130,000)
            Accounts payable                                       (1,970,701)             2,207,367            (136,734)
            Accrued expenses                                         (215,562)               326,415              99,429
            Income taxes payable                                     (102,356)                72,363            (398,485)
                                                                -----------------   ------------------   -----------------

    Net cash provided by (used in) operating activities               945,398             (2,818,193)             44,747

Cash flows from investing activities:
    Capital expenditures, net                                        (446,540)            (1,348,286)         (1,520,399)
    Acquisition of Carver professional sound division                       -             (1,792,616)                  -
                                                                -----------------   ------------------   -----------------

    Net cash used in investing activities                            (446,540)            (3,140,902)         (1,520,399)

Cash flows from financing activities:
    Notes payable, net                                             (1,131,047)             3,928,983          (1,885,762)
    Proceeds from long-term obligations                               800,000                      -           2,092,563
    Repayment of long-term obligations                               (211,733)              (113,804)         (3,780,611)
    Proceeds from notes payable to shareholders                             -                      -              37,431
    Repayment of notes payable to shareholders                              -                      -            (137,431)
    Proceeds from exercise of stock options                            43,926                 44,952                   -
    Proceeds from initial public offering                                   -                      -           7,232,987
                                                                -----------------   ------------------   -----------------

    Net cash provided by (used in) financing activities              (498,854)             3,860,131           3,559,177
                                                                -----------------   ------------------   -----------------

Increase (decrease) in cash and cash equivalents                            4             (2,098,964)          2,083,525

Cash and cash equivalents, beginning of period                          2,599              2,101,563              18,038
                                                                -----------------   ------------------   -----------------

Cash and cash equivalents, end of period                         $      2,603       $          2,599      $    2,101,563
                                                                =================   ==================   =================

Supplemental disclosures:
    Cash paid for interest                                       $    513,000       $         215,280     $      320,508
    Cash paid for income taxes                                        222,000                 102,000          1,493,000
    Equipment financed by capital leases                               36,168                  16,145                  -
    Note payable issued for Carver acquisition                              -                 350,000                  -


                                         SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Three Years Ended September 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS. Phoenix Gold International, Inc. ("Phoenix Gold" or the "Company") designs and sells electronics and accessories for the domestic and international car audio aftermarket, the professional sound market and custom audio/video and home theater markets. Phoenix Gold also designs and sells speakers for the car audio aftermarket and the home theater market. Substantially all of the electronics and certain accessories are manufactured in Portland, Oregon.

      REPORTING PERIODS. The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in September. Fiscal years 1997 and 1995 were 52 weeks and fiscal year 1996 was 53 weeks. For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

      INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Raw materials inventories generally consist of component parts. Finished goods and work-in-process inventories include materials, labor and manufacturing overhead.

      PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (generally 3 to 10 years) of the related assets. Leasehold improvements and equipment under capital leases are amortized over the estimated useful lives of the assets or the terms of the lease, whichever is shorter.

      GOODWILL. Goodwill arising at the Company's inception is amortized using the straight-line method over a period of twenty years. Goodwill arising from the acquisition of the Carver professional sound division is amortized using the straight-line method over a period of five years. Accumulated amortization was $117,394 and $77,772 as of September 30, 1997 and 1996.

      FINANCIAL INSTRUMENTS AND FAIR VALUES. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available for debt with similar terms and maturities.

      REVENUE RECOGNITION. Revenue is recognized upon shipment of the product.

      STOCK OPTIONS. Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, is followed to account for stock options. No compensation cost is recognized because the option exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

      INCOME TAXES. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of temporary differences are reported as deferred taxes.

      NET EARNINGS (LOSS) PER SHARE. Net earnings (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. When dilutive, outstanding options for common stock are included in the calculation of common and common equivalent shares outstanding using the treasury stock method. Also in accordance with the accounting rules of the Securities and Exchange Commission, shares issued or options granted within one year prior to the initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for 1995 using the treasury stock method.

      PROSPECTIVE ACCOUNTING CHANGES. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes new standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 will be adopted in the year beginning October 1, 1997. Earlier adoption is not permitted. Pro forma earnings (loss) per share under SFAS No. 128 for the years ended September 30, 1997 and 1996 would not differ materially from the earnings (loss) per share presently reported.

      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the year ending September 30, 1999. Reclassification of earlier financial statements for comparative purposes is required.

      In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 will be effective for the year ending September 30, 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

NOTE 2 - ACQUISITION

      Effective November 20, 1995, substantially all of the assets of the professional sound division of Carver Corporation were acquired. The purchase price was $2.1 million consisting of $1.8 million in cash and a $350,000 note payable. The Company accounted for the acquisition under the purchase method of accounting and recorded in-process research and development expenses of $1.1 million, finished goods of $780,000, other intangibles of $110,000 and goodwill of $132,000.

      The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 1995 or at the beginning of fiscal 1996. The pro forma results give effect to cost of goods sold, amortization of goodwill and the effects on interest expense, interest income and taxes. However, a one-time, nonrecurring, pretax charge of $1.1 million relating to the purchase price allocated to in-process research and development expenses has not been included in the following pro forma results.


                                          1996                    1995
                                   -------------------    --------------------

    Net sales                        $   26,991,519         $   26,590,822
    Net earnings (loss)                    (657,791)             1,283,952
    Earnings (loss) per share                 (0.19)                  0.16

      The pro forma amounts may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated, or the results that may be obtained in the future.


NOTE 3 - ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                1997                 1996
                                          ------------------   ----------------

    Accounts receivable                    $   5,446,630         $   5,394,360
    Allowance for doubtful accounts             (260,000)             (275,000)
                                          ------------------   ----------------
        Total accounts receivable, net     $   5,186,630         $   5,119,360
                                          ==================   ================

NOTE 4 - INVENTORIES

      Inventories consist of the following:

                                                                1997                     1996
                                                        ---------------------    ---------------------

       Raw materials                                      $     2,818,409          $     4,288,206
       Work-in-process                                             11,867                1,101,414
       Finished goods                                           4,204,428                3,411,342
       Supplies                                                   144,116                  170,598
                                                        =====================    =====================
           Total inventories                              $     7,178,820          $     8,971,560
                                                        =====================    =====================


NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                1997                     1996
                                                        ---------------------    ---------------------
       Machinery, equipment, and vehicles                 $     4,434,003          $     4,144,651
       Leasehold improvements                                   1,590,012                1,425,816
       Construction in progress                                   155,052                  193,685
                                                        ---------------------    ---------------------
                                                                6,179,067                5,764,152
       Less accumulated depreciation
         and amortization                                      (2,700,240)              (1,825,362)
                                                        =====================    =====================
           Total property and equipment, net              $     3,478,827          $     3,938,790
                                                        =====================    =====================

NOTE 6 - NOTES PAYABLE

      A $5.5 million revolving bank operating line of credit is available through December 31, 1997. Interest on the borrowings is equal to the bank's prime lending rate (8.50% at September 30, 1997) plus an additional percentage based on tangible net worth. At September 30, 1997, the additional percentage above prime was 1.50%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Borrowings under the line of credit are secured by substantially all of the assets of the Company. The line of credit contains covenants which require a minimum level of tangible net worth, a maximum level of inventories and minimum ratios of current assets to current liabilities and debt service coverage. The line of credit prohibits dividends. As of September 30, 1997, the Company was eligible to borrow $5.1 million under the line of credit. Borrowings under the line of credit were $3.1 million as of that date. Borrowings as of September 30, 1996 were $3.9 million and bore interest at 8.25%.

      A $350,000 note payable to Carver Corporation related to the acquisition of the professional sound division was paid in full in 1997. The note bore interest at a rate of 6%.

NOTE 7 - LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                              1997                     1996
                                                                      ---------------------    ---------------------
       Term note, due March 2000, payable in monthly
         installments, including interest at 11.1%,
         secured by property and equipment                              $       684,498          $             -

       Term note, due April 2002, payable in monthly
         installments, including interest at 5.9%,
         secured by equipment                                                    34,079                        -

       Term note, due August 1999, payable in monthly
         installments, including interest at 9.0%,
         secured by equipment                                                    10,809                   16,145

       Capital lease obligations                                                161,210                  286,184
                                                                      ---------------------    ---------------------
                                                                                890,596                  302,329
       Less current portion                                                    (395,669)                (130,334)
                                                                      ---------------------    ---------------------
           Total long-term obligations                                  $       494,927          $       171,995
                                                                      =====================    =====================


      Maturities on long-term obligations are as follows:

          September 30,

            1998                                            $       395,669
            1999                                                    321,760
            2000                                                    159,890
            2001                                                      7,807
            2002                                                      5,470
                                                            --------------------
              Total                                         $       890,596
                                                            ====================


NOTE 8 - LEASE COMMITMENTS

      The Company leases its office, warehouse and manufacturing facility under a five-year operating lease agreement. Terms of the lease include an option to purchase the facility and an option to extend the length of the lease for five additional years. The Company also leases manufacturing equipment under capital lease agreements.

      Minimum future rentals under capital and operating leases having initial or remaining terms of one year or more are as follows:


                                                                           CAPITAL                 OPERATING
                                                                           LEASES                   LEASES
                                                                    ---------------------    ---------------------

       September 30,
         1998                                                         $        141,188         $        367,500
         1999                                                                   29,195                  275,625
         Thereafter                                                                  -                        -
                                                                    ---------------------    ---------------------
                                                                               170,383         $        643,125
                                                                                             =====================
       Less amount representing interest                                        (9,173)
                                                                    ---------------------
           Present value of minimum lease payments                    $        161,210
                                                                    =====================


      Rent expense under operating leases for the three years ended September 30, 1997, 1996 and 1995 was $332,782, $348,147 and $228,913.


NOTE 9 - TAXES

      Income tax expense (benefit):

                                                     1997                    1996                    1995
                                             ---------------------   ---------------------   ---------------------
       Current:
         Federal                               $        112,000        $       155,831         $      906,000
         State                                           16,239                 18,330                188,516
                                             ---------------------   ---------------------   ---------------------
           Total current                                128,239                174,161              1,094,516

       Deferred:
         Federal                                        127,000               (842,974)                61,000
         State                                           17,761                (99,173)                 7,386
                                             ---------------------   ---------------------   ---------------------
           Total deferred                               144,761               (942,147)                68,386
                                             =====================   =====================   =====================
           Total expense (benefit)             $        273,000        $      (767,986)        $    1,162,902
                                             =====================   =====================   =====================


      Effective income tax rates are as follows:


                                                     1997                    1996                     1995
                                             ---------------------   ---------------------    ---------------------

       Taxes at statutory
          federal income tax rate                    34.0%                 (34.0%)                    34.0%
       State taxes, net of
         federal benefit                              4.4                    (4.4)                     4.4
       Other, net                                     1.6                     0.7                     (0.2)
                                             ---------------------   ---------------------    ---------------------
           Total                                     40.0%                  (37.7%)                   38.2%
                                             =====================   =====================    =====================

      The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:


                                                                             1997                     1996
                                                                     ---------------------    ---------------------

       Deferred tax liability - depreciation                           $      (179,000)         $     (182,000)

       Deferred tax assets:
         Accrued expenses                                                      154,000                 139,000
         Goodwill and other intangibles                                        410,000                 412,333
         Inventory valuation                                                   226,000                 386,428
                                                                     --------------------    ---------------------
           Total deferred tax assets                                           790,000                 937,761
                                                                     =====================    =====================
             Net deferred taxes                                        $       611,000         $       755,761
                                                                     =====================    =====================

       Current deferred tax asset                                      $       380,000         $       525,428
       Long-term deferred tax asset                                            231,000                 230,333
                                                                     ---------------------    ---------------------
             Net deferred taxes                                        $       611,000         $       755,761
                                                                     =====================    =====================


NOTE 10 - BENEFIT PLAN

      Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997 which covers substantially all employees. Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations. The Company matches 100% of employee contributions up to $750 of each participating employee's compensation. A contribution of $10,000 was accrued for the year ended September 30, 1997.

      The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. No profit sharing expense was approved for the year ended September 30, 1997.


NOTE 11 - STOCK OPTION PLAN

      Phoenix Gold's Board of Directors and shareholders adopted and approved a stock option plan (the "Stock Option Plan") on January 27, 1995. Under the Stock Option Plan, the Board of Directors may grant incentive and nonqualified options to employees, directors and consultants to purchase up to 315,000 shares of common stock. On July 16, 1996, the Stock Option Plan was amended to reserve an additional 200,000 shares for issuance.

      In general, options to purchase common stock shall not be granted at less than fair market value at the date of grant. Options generally become exercisable ratably over a three to five year period and expire five to ten years after the date of grant. The Stock Option Plan expires in 2005. The Stock Option Plan can also be terminated by the Board of Directors at any time without shareholder approval with respect to shares of common stock not subject to outstanding options.

      Information relating to option activity for the Stock Option Plan is set forth below:

                                                        Outstanding Options                  Exercisable
                                                   ------------------------------   ------------------------------
                                                                     Weighted                         Weighted
                                    Shares            Number          Average          Number          Average
                                   Available            of           Exercise            of           Exercise
                                  for Option          Shares           Price           Shares           Price
                                 --------------    --------------  --------------   --------------  --------------

       September 30, 1994                 -                 -                -               -               -

       Reserved                     315,000                 -                -
       Granted                     (297,675)          297,675        $    4.92
                                 --------------    --------------

       September 30, 1995            17,325           297,675             4.92         120,613        $   4.92

       Reserved                     200,000                 -                -
       Granted                      (10,295)           10,295             9.57
       Exercised                          -            (9,605)            4.68
       Canceled                       2,500            (2,500)            8.22
                                 --------------    --------------

       September 30, 1996           209,530           295,865             5.06         161,764            4.97

       Granted                     (239,545)          239,545             5.34
       Exercised                          -            (4,380)            4.68
       Canceled                      38,930           (38,930)            6.28
                                 --------------    --------------

        September 30, 1997            8,915           492,100        $    5.10         221,615        $   4.97
                                 ==============    ==============


      The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 1997:

                                                Outstanding                                     Exercisable
                            -----------------------------------------------------    -----------------------------------
                                                  Weighted
                                                  Average           Weighted                               Weighted
       Range of                                  Remaining           Average                               Average
       Exercise                  Number         Contractual         Exercise              Number           Exercise
        Prices                 of Shares            Life              Price             of Shares           Price
------------------------    ----------------- -----------------  ----------------    ----------------- -----------------
$  4.63  -  $  4.75              343,525                  7.7      $       4.71           162,431        $       4.68
$  5.15  -  $  5.50               90,000                  5.5              5.31            44,400                5.22
$  6.75  -  $  7.89               55,775                  8.4              6.87            13,850                7.07
            $ 11.75                2,800                  3.3             11.75               934               11.75
                            ----------------- -----------------  ----------------    ----------------- -----------------

                                 492,100                  7.3      $       5.10           221,615        $       4.97
                            ================= =================  ================    ================= =================


      At September 30, 1997 and 1996, there were outstanding warrants to purchase up to 110,000 shares of common stock at $8.10 per share. Such warrants became exercisable on May 4, 1996 and expire on May 3, 2000.

      At September 30, 1997,  nonqualified  options to purchase 10,000 shares of
common  stock  were  outstanding  at  $4.63  per  share.   Such  options  become
exercisable ratably over a three year period and expire in 2007.

      Phoenix Gold has elected to continue to account for stock options according to APB Opinion No. 25. However, as required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average estimated fair value of options granted during 1997 and 1996 was $4.52 and $7.79 per share. The weighted average assumptions used for stock option grants during the years ended September 30, 1997 and 1996 were a risk free interest rate of 6.25% and 6.25%, an expected dividend yield of 0% and 0%, an expected life of 7.1 years and 5.8 years and an expected volatility of 94.6% and 94.6%.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

      For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. Pro forma net earnings
(loss) and earnings (loss) per share is as follows:


                                                1997                 1996
                                          -----------------    ----------------

   Pro forma net earnings (loss)           $    306,039          $  (1,277,931)
   Pro forma earnings (loss) per share             0.09                  (0.37)


      The effects of applying SFAS No. 123 for providing pro forma disclosure are not likely to represent net earnings (loss) and earnings (loss) per share for future years since SFAS No. 123 does not apply to grants prior to October 1, 1995, options vest over several years, additional awards are anticipated in future years and assumptions used for any additional awards may vary from the current assumptions.

NOTE 12 - SALES  AND MAJOR CUSTOMERS

      Phoenix Gold operates in a single industry segment: the manufacturing and sales of electronics, accessories and speaker products for use in car and professional sound audio and custom home audio and video applications.
Net sales by geographic region are as follows:


                                                     1997                    1996                     1995
                                             ---------------------   ---------------------    ---------------------

       United States                           $   16,894,741          $   16,161,385           $   11,985,542
       International:
         Europe                                     5,565,352               5,578,371                3,899,981
         Asia                                       2,245,232               2,054,498                1,625,771
         Other                                      3,093,403               2,768,888                2,662,528
                                             ---------------------   ---------------------    ---------------------
           Total international                     10,903,987              10,401,757                 8,188,280
                                             =====================   =====================    =====================
           Net sales                           $   27,798,728          $   26,563,142           $    20,173,822
                                             =====================   =====================    =====================


      No customer accounted for 10% or more of the Company's net sales during the years ended September 30, 1997, 1996 or 1995. As of September 30, 1997 two customers accounted for approximately 11.4% and 10.8% of total accounts receivable and as of September 30, 1996, two customers accounted for approximately 12.1% and 10.4% of total accounts receivable.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PHOENIX GOLD INTERNATIONAL, INC.


                               By:       /s/ Keith A. Peterson
                                         ---------------------
                                          Keith A. Peterson
                                          Chairman, President, Chief Executive
                                          Officer and Director

                                        Date:December 2, 1997


      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


    Signature                       Capacity                          Date
    ---------                       --------                          ----


/s/ Keith A. Peterson      Chairman, President, Chief           December 2, 1997
----------------------     Executive Officer and Director
Keith A. Peterson          (Principal Executive Officer)


/s/ Timothy G. Johnson     Executive Vice President,            December 2, 1997
----------------------     Chief Operating Officer and
Timothy G. Johnson         Director


/s/ Joseph K. O'Brien      Chief Financial Officer and          December 2, 1997
----------------------     Secretary (Principal Financial
Joseph K. O'Brien          and Accounting Officer)


/s/ Frank G. Magdlen       Director                             December 2, 1997
----------------------
Frank G. Magdlen

                                 EXHIBIT INDEX

Exhibit                            Description                       Page
-------                            -----------                       ----

10.11          Second Amendment dated September 26, 1997 to Loan      35
               Agreement between the Company and USNB dated
               February 4, 1997

10.16          Nonstatutory Stock Option Agreement dated              38
               February 18, 1997 between the Company and
               Frank G. Magdlen

10.17          Nonstatutory Stock Option Agreement dated              41
               February 18, 1997 between the Company and
               Matthew W. Chapman

23.1           Consent of Deloitte & Touche LLP,                      44
               Independent Auditors

27             Financial Data Schedule                                45