Form 10QSB
period 1997-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 1998-02-11
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-QSB


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1997, or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________


                         Commission file number 0-25866
                         ------------------------------


                        PHOENIX GOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           OREGON                                    93-1066325
-------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


 9300 NORTH DECATUR STREET, PORTLAND, OREGON                97203
-------------------------------------------------------------------------------
Address of principal executive offices)                   (Zip code)


                                 (503) 288-2008
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,464,745 shares of the issuer's common stock outstanding as of January 30, 1998.

                        PHOENIX GOLD INTERNATIONAL, INC.
                FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1997


                                      INDEX


Part I. FINANCIAL INFORMATION                                                                               Page

             Item 1.      Financial Statements

                          Balance Sheets at December 31, 1997 (unaudited)
                          and September 30, 1997 (audited)                                                     3

                          Statements of Operations for the Three Months Ended
                          December 31, 1997 and 1996 (unaudited)                                               4

                          Statements of Cash Flows for the Three Months Ended
                          December 31, 1997 and 1996 (unaudited)                                               5

                          Notes to Financial Statements                                                        6

             Item 2.      Management's Discussion and Analysis of Financial Condition                          9
                          and Results of Operations


Part II.     OTHER INFORMATION

             Item 6.      Exhibits and Reports on Form 8-K                                                     12


SIGNATURES                                                                                                     13

INDEX TO EXHIBITS                                                                                              14



Part I. FINANCIAL INFORMATION
Item 1.      Financial Statements



                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                                1997                  1997
                                                                          ------------------    ------------------
                                                                             (UNAUDITED)            (AUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                              $        2,601         $       2,603
    Accounts receivable, net                                                    4,333,930             5,186,630
    Inventories                                                                 6,867,520             7,178,820
    Prepaid expenses                                                              390,060               247,523
    Deferred taxes                                                                350,000               380,000
                                                                          ------------------    ------------------
        Total current assets                                                   11,944,111            12,995,576

Property and equipment, net                                                     3,315,012             3,478,827
Goodwill, net                                                                     247,419               257,324
Deferred taxes                                                                    230,000               231,000
Other assets                                                                      487,542               492,422
                                                                          ------------------    ------------------

        Total assets                                                         $ 16,224,084          $ 17,455,149
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  1,112,352          $  1,558,749
    Notes payable                                                               2,593,717             3,147,936
    Accrued payroll and benefits                                                  246,921               373,512
    Other accrued expenses                                                        203,741               241,337
    Current portion of long-term obligations                                      386,332               395,669
                                                                          ------------------    ------------------
        Total current liabilities                                               4,543,063             5,717,203

Long-term obligations                                                             408,043               494,927

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,464,745 and 3,458,985 shares                 7,548,822             7,521,865
    Retained earnings                                                           3,724,156             3,721,154
                                                                          ------------------    ------------------
        Total shareholders' equity                                             11,272,978            11,243,019
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                           $ 16,224,084          $ 17,455,149
                                                                          ==================    ==================



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                           ---------------------------------------
                                                                                       DECEMBER 31,
                                                                           ---------------------------------------
                                                                                 1997                 1996
                                                                           ------------------   ------------------
Net sales                                                                   $    6,058,001       $    5,572,276

Cost of sales                                                                    4,643,204            4,595,147
                                                                           ------------------   ------------------

    Gross profit                                                                 1,414,797              977,129


Operating expenses:
    Selling                                                                        755,053              767,414
    General and administrative                                                     566,278              601,656
                                                                           ------------------   ------------------
        Total operating expenses                                                 1,321,331            1,369,070
                                                                           ------------------   ------------------

Income (loss) from operations                                                       93,466             (391,941)

Other income (expense):
    Interest expense                                                               (97,439)            (113,842)
    Other income, net                                                                7,975                1,280
                                                                           ------------------   ------------------

        Total other income (expense)                                               (89,464)            (112,562)
                                                                           ------------------   ------------------

Earnings (loss) before income taxes                                                  4,002             (504,503)

Income tax benefit (expense)                                                        (1,000)             192,000
                                                                           ------------------   ------------------

Net earnings (loss)                                                         $        3,002           $ (312,503)
                                                                           ==================   ==================

Net earnings (loss) per share - basic and diluted                           $         0.00           $     (.09)
                                                                           ==================   ==================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                       PHOENIX GOLD INTERNATIONAL, INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                             -----------------------------------
                                                                                         DECEMBER 31,
                                                                             -----------------------------------
                                                                                   1997               1996
                                                                             ----------------   ----------------
Cash flows from operating activities:
    Net earnings (loss)                                                       $     3,002        $  (312,503)
    Adjustments  to  reconcile net earnings(loss)
    to net cash provided by operating activities:
        Depreciation and amortization                                             252,424            244,463
        Deferred taxes                                                             31,000           (192,000)
        Changes in operating assets and liabilities:
            Accounts receivable                                                   852,700            654,005
            Inventories                                                           311,300           (458,237)
            Prepaid expenses                                                     (142,537)          (107,928)
            Other assets                                                           (3,106)           (44,821)
            Accounts payable                                                     (446,397)           379,739
            Accrued expenses                                                     (164,187)           (96,265)
                                                                             ---------------    ---------------
    Net cash provided by operating activities                                     694,199             66,453

Cash flows from investing activities:
    Capital expenditures, net                                                     (70,718)           (87,668)
                                                                             ----------------   ----------------

    Net cash used in investing activities                                         (70,718)           (87,668)

Cash flows from financing activities:
    Notes payable, net                                                           (554,219)            52,955
    Repayment of long-term obligations                                            (96,221)           (31,740)
    Proceeds from exercise of stock options                                        26,957                  -
                                                                             ----------------   ----------------
    Net cash provided by (used in) financing activities                          (623,483)            21,215
                                                                             ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                       (2)                 -

Cash and cash equivalents, beginning of period                                      2,603              2,599
                                                                             ----------------   ----------------

Cash and cash equivalents, end of period                                      $     2,601        $     2,599
                                                                             ================   ================

Supplemental disclosures:
    Cash paid for interest                                                    $   102,429        $     86,808
    Cash paid for income taxes                                                          -              73,951




                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1997 and the results of its operations and its cash flows for the three-month periods ended December 31, 1997 and 1996.


NOTE 2 - REPORTING PERIODS

      The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1998 and fiscal 1997 are 52-week years and all quarters are 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.


NOTE 3 - PROSPECTIVE ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the year ending September 30, 1999. Reclassification of earlier financial statements for comparative purposes is required.

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

NOTE 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                                            DECEMBER 31,            SEPTEMBER 30,
                                                                1997                     1997
                                                        ---------------------    ---------------------
       Raw materials                                      $     2,678,801          $     2,818,409
       Work-in-process                                             12,161                   11,867
       Finished goods                                           4,056,339                4,204,428
       Supplies                                                   120,219                  144,116
                                                        =====================    =====================
           Total inventories                              $     6,867,520          $     7,178,820
                                                        =====================    =====================



NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                            DECEMBER 31,            SEPTEMBER 30,
                                                                1997                     1997
                                                        ---------------------    ---------------------
       Machinery, equipment, and vehicles                 $    4,407,419           $     4,434,003
       Leasehold improvements                                  1,590,012                 1,590,012
       Construction in progress                                  244,379                   155,052
                                                        ---------------------    ---------------------
                                                               6,241,810                 6,179,067
       Less accumulated depreciation
         and amortization                                     (2,926,798)               (2,700,240)
                                                        =====================    =====================
           Total property and equipment, net              $    3,315,012           $     3,478,827
                                                        =====================    =====================



NOTE 6 - NOTE PAYABLE

      During December 1997, the Company renewed the $5.5 million revolving bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00%. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage.

NOTE 7 - EARNINGS (LOSS) PER SHARE

     Effective beginning in fiscal 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 established new standards for computing and presenting earnings per share. The earnings (loss) per share calculation is as follows:


                                                                           THREE MONTHS ENDED
                                                                            DECEMBER 31, 1997
                                                         -------------------------------------------------------
                                                                NET               AVERAGE              PER
                                                              EARNINGS            SHARES              SHARE
                                                         ------------------  ------------------   --------------
      Basic earnings per share                            $        3,002         3 ,464,555        $      0.00
      Effect of dilutive options and warrants                          -             20,741                  -
                                                         ------------------  ------------------   --------------

      Diluted earnings per share                          $        3,002          3,485,296        $      0.00
                                                         ==================  ==================   ==============


                                                                           THREE MONTHS ENDED
                                                                            DECEMBER 31, 1996
                                                         -------------------------------------------------------

                                                                NET               AVERAGE              PER
                                                                LOSS              SHARES              SHARE
                                                         ------------------  ------------------   --------------

      Basic loss per share                                $   (312,503)           3,454,605        $     (0.09)
      Effect of dilutive options and warrants
                                                                     -                    -                  -
                                                         ------------------  ------------------   --------------

      Diluted loss per share                              $   (312,503)           3,454,605        $     (0.09)
                                                         ==================  ==================   ==============



Part I.    FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      Net sales increased $486,000, or 8.7%, to $6.1 million for the three months ended December 31, 1997, compared to $5.6 million for the three months ended December 31, 1996. Sales of electronics products in the quarter ended December 31, 1997 increased 18.2% from the quarter ended December 31, 1996. Sales of car audio electronics increased 22.6% compared to the same quarter in fiscal 1997 due to the continuing success of the initial introduction of the QX series and XS series car audio amplifiers that are designed to address lower price points. Sales of professional audio electronics decreased 3.5% due to weaker distribution and dealer demand partially offset by increased OEM sales. Sales of speakers decreased 8.1% due to market softness. Sales of accessories increased 3.6% in the first quarter of fiscal 1998 compared to the corresponding quarter in fiscal 1997.

      International sales increased 15.1% to $2.4 million for the three months ended December 31, 1997, from $2.1 million in the comparable 1996 period. The increase resulted primarily from increased sales of car audio electronics. International sales represented 39.2% and 37.0% of net sales for the three months ended December 31, 1997 and 1996, respectively. For the three months ended December 31, 1997, the effects on the Company of the Asian financial crisis were not material. However, the Company remains cautious about future sales in certain markets in Asia.

      Gross profit increased to 23.4% from 17.5% of net sales for the three months ended December 31, 1997 and 1996, respectively, primarily due to changes in product mix and increased sales volume which caused manufacturing overhead to decrease as a percentage of sales.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses decreased $48,000, or 3.5%, to $1,321,000 for the three months ended December 31, 1997 compared to $1,369,000 for the three months ended December 31, 1996. Operating expenses were 21.8% and 24.6% of net sales in the respective three-month periods.

      Selling expenses decreased $12,000, or 1.6%, to $755,000 for the three months ended December 31, 1997 compared to $767,000 for the comparable 1996 period. Selling expenses were 12.5% and 13.8% of net sales in the respective three-month periods. The decreased selling expenses in dollar amount were due to continuing cost control programs.

      General and administrative expenses decreased $35,000, or 5.9%, to $566,000 for the three months ended December 31, 1997 compared to $602,000 for the comparable fiscal 1997 period. General and administrative expenses were 9.3% and 10.8% of net sales in the respective three-month periods. The decreased general and administrative expenses in dollar amount were due to lower bad debt expense and continuing cost control programs.

      Interest expense decreased by $16,000 to $97,000 for the three months ended December 31, 1997 compared to $114,000 for the three months ended December 31, 1996. The decrease was due to decreased borrowings.

      Net earnings were $3,000, or $0.00 earnings per share (basic and diluted) for the three months ended December 31, 1997, compared to a net loss of $313,000, or $0.09 loss per share (basic and diluted) for the three months ended December 31, 1996. The increase in net earnings in the first quarter of fiscal 1998 compared to the corresponding quarter in fiscal 1997 was due to increased sales, improved gross margin and continuing cost control programs which reduced operating expenses as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the first quarter of fiscal 1998 from cash generated from operating activities. Net cash provided by operating activities was $694,000 for the three months ended December 31, 1997. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, resulting in low reported cash balances.

      Accounts receivable decreased $853,000, inventories decreased by $311,000 and accounts payable decreased $446,000 during the first quarter of fiscal 1998, leading to a increase in working capital of $123,000 during the three-month period.

      Prepaid expenses increased $143,000 during the three months ended December 31, 1997, primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year.

      The Company made capital expenditures of $71,000 for the three months ended December 31, 1997. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1998 will be approximately $400,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

      A $5.5 million revolving bank operating line of credit was available through December 31, 1997. Interest on the borrowings was equal to the bank's prime lending rate (8.50% at December 31, 1997) plus an additional percentage based on tangible net worth. At December 31, 1997, the additional percentage above prime was 1.50%. Borrowings under the line of credit were limited to eligible accounts receivable and inventories and were subject to certain additional limits. Borrowings under the line of credit were secured by substantially all of the assets of the Company. The line of credit contained covenants which required a minimum level of tangible net worth, a maximum level of inventories and minimum ratios of current assets to current liabilities and debt service coverage. Additionally, the line of credit prohibited dividends. As of December 31, 1997, the Company was eligible to borrow $4.5 million under the line of credit. Borrowings under the line of credit were $2.6 million as of that date.

      During December 1997, the Company renewed the $5.5 million revolving bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00%. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage.

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

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

                      10.1 Loan Agreement dated December 19, 1997 between the Company and U.S. National Bank Association

                      10.2 Promissory Note dated December 17, 1997 made by the Company in favor of U.S. National Bank Association

                      27         Financial Data Schedule

           (b) Reports on Form 8-K

                      A current report on Form 8-K, dated December 1, 1997, was filed on December 3, 1997 to report a director's resignation.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PHOENIX GOLD INTERNATIONAL, INC.


                                         /s/ Joseph K. O'Brien
                                         -----------------------------------
                                             Joseph K. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

Dated:  February 10, 1998

                                INDEX TO EXHIBITS



    Exhibit                                                               Page
    -------                                                               ----

      10.1      Loan Agreement dated December 19, 1997
                between the Company and U.S. National Bank
                Association                                                 15

      10.2      Promissory Note dated December 17, 1997
                made by the Company in favor of U.S.
                National Bank Association                                   21

      27        Financial Data Schedule                                     33