Form 10-Q
period 1998-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 1998-05-08
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998, or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                        Commission file number 000-25866
                        --------------------------------

                        PHOENIX GOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


      OREGON                                                   93-1066325
------------------------------------------------------------------------------
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification Number)


 9300 NORTH DECATUR STREET, PORTLAND, OREGON                97203
------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip code)


                                 (503) 288-2008
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,464,745 shares of the issuer's common stock outstanding as of April 30, 1998.

                                              PHOENIX GOLD INTERNATIONAL, INC.
                                        Form 10-Q for the Quarter Ended March 31, 1998


                                      INDEX




Part I.      FINANCIAL INFORMATION                                                                               Page

             Item 1.      Financial Statements

                          Balance Sheets at March 31, 1998 (unaudited)
                          and September 30, 1997 (audited)                                                         3

                          Statements of Operations for the Three and Six Months Ended
                          March 31, 1998 and 1997 (unaudited)                                                      4

                          Statements of Cash Flows for the Six Months Ended
                          March 31, 1998 and 1997 (unaudited)                                                      5

                          Notes to Financial Statements                                                            6

             Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                9


Part II.     OTHER INFORMATION

             Item 4.      Submission of Matters to a Vote of Security Holders                                     12


SIGNATURES                                                                                                        13

INDEX TO EXHIBITS                                                                                                 14


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                              PHOENIX GOLD INTERNATIONAL, INC.
                                                        BALANCE SHEETS


                                                                             March 31,           September 30,
                                                                                1998                  1997
                                                                          ------------------    ------------------
                                                                             (Unaudited)            (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                              $        2,602        $        2,603
    Accounts receivable, net                                                    4,790,307             5,186,630
    Inventories                                                                 6,849,389             7,178,820
    Prepaid expenses                                                              376,925               247,523
    Deferred taxes                                                                349,000               380,000
                                                                          ------------------    ------------------
        Total current assets                                                   12,368,223            12,995,576

Property and equipment, net                                                     3,175,803             3,478,827
Goodwill, net                                                                     237,513               257,324
Deferred taxes                                                                    230,000               231,000
Other assets                                                                      487,027               492,422
                                                                          ------------------    ------------------

        Total assets                                                       $   16,498,566        $   17,455,149
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    1,295,515         $   1,558,749
    Notes payable                                                               2,576,836             3,147,936
    Accrued payroll and benefits                                                  296,348               373,512
    Other accrued expenses                                                        293,277               241,337
    Current portion of long-term obligations                                      365,799               395,669
                                                                          ------------------    ------------------
        Total current liabilities                                               4,827,775             5,717,203

Long-term obligations                                                             329,818               494,927

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,464,745 and 3,458,985 shares                 7,548,822             7,521,865
    Retained earnings                                                           3,792,151             3,721,154
                                                                          ------------------    ------------------
        Total shareholders' equity                                             11,340,973            11,243,019
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                         $   16,498,566        $   17,455,149
                                                                          ==================    ==================




                                         See Notes to Financial Statements


                                                  PHOENIX GOLD INTERNATIONAL, INC.
                                                      STATEMENTS OF OPERATIONS
                                                            (Unaudited)






                                                        Three Months Ended                 Six Months Ended
                                                             March 31                          March 31
                                                  -------------------------------   --------------------------------
                                                       1998            1997              1998             1997
                                                  --------------- ---------------   ---------------  ---------------

Net sales                                         $   6,613,495   $   6,263,430     $ 12,671,496     $ 11,835,706

Cost of sales                                         4,825,618       4,765,382        9,468,822        9,360,529
                                                  --------------  --------------    -------------    --------------
    Gross profit                                      1,787,877       1,498,048        3,202,674        2,475,177

Operating expens
    Selling                                             967,358         744,340        1,722,411        1,511,754
    General and administrative                          619,173         657,266        1,185,451        1,258,922
                                                  --------------  --------------    -------------    --------------

     Total operating expenses                         1,586,531       1,401,606        2,907,862        2,770,676
                                                  --------------  --------------    -------------    --------------
Income (loss) from operations                           201,346          96,442          294,812         (295,499)

Other income (expense):
    Interest expense                                    (87,351)       (138,496)        (184,790)        (252,338)
    Other income, net                                         -               -            7,975            1,280
                                                  --------------  --------------    -------------    --------------
     Total other income (expense)                       (87,351)       (138,496)        (176,815)        (251,058)
                                                  --------------  --------------    -------------    --------------
Earnings (loss) before income taxes                     113,995         (42,054)         117,997         (546,557)

Income tax benefit (expense)                            (46,000)         17,000          (47,000)         209,000
                                                  --------------  --------------    -------------    --------------
Net earnings (loss)                               $      67,995   $     (25,054)    $     70,997     $   (337,557)
                                                  ==============  =============     =============    ==============
Net earnings (loss) per share - basic and diluted $        0.02   $       (0.01)    $       0.02     $      (0.10)
                                                  ==============  =============     =============    ==============










                                     See Notes to Financial Statements


                                           PHOENIX GOLD INTERNATIONAL, INC.
                                                STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                      Six Months Ended
                                                                                          March 31,
                                                                             -----------------------------------
                                                                                  1998               1997
                                                                             ----------------   ----------------
Cash flows from operating activities:
    Net earnings (loss)                                                       $     70,997       $   (337,557)
    Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
        Depreciation and amortization                                              506,875            483,810
        Deferred taxes                                                              32,000           (213,239)
        Changes in operating assets and liabilities:
            Accounts receivable                                                    396,323            831,379
            Inventories                                                            329,431            730,145
            Prepaid expenses                                                      (129,402)           (72,382)
            Other assets                                                           (10,576)           (68,154)
            Accounts payable                                                      (263,234)        (1,726,379)
            Accrued expenses                                                       (25,224)          (232,015)
                                                                             ----------------   ----------------
    Net cash provided by (used in) operating activities                            907,190           (604,392)

Cash flows from investing activities:
    Capital expenditures, net                                                     (168,069)          (156,211)
                                                                             ----------------   ----------------

    Net cash used in investing activities                                         (168,069)          (156,211)

Cash flows from financing activities:
    Notes payable, net                                                            (571,100)            24,602
    Proceeds from long-term obligations                                                  -            800,000
    Repayment of long-term obligations                                            (194,979)           (63,996)
    Proceeds from exercise of stock options                                         26,957                  -
                                                                            ----------------   ----------------
    Net cash provided by (used in) financing activities                           (739,122)           760,606
                                                                            ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                        (1)                 3

Cash and cash equivalents, beginning of period                                       2,603              2,599
                                                                            ----------------   ----------------

Cash and cash equivalents, end of period                                     $       2,602      $       2,602
                                                                            ================   ================

Supplemental disclosures:
    Cash paid for interest                                                   $     190,122      $     252,655
    Cash paid for income taxes                                                           -            169,859




                                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 1998 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1998 and the results of its operations for the three- and six-month periods ended March 31, 1998 and 1997 and its cash flows for the six-months ended March 31, 1998 and 1997.


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

Note 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:


                                                             March 31,              September 30,
                                                                1998                     1997
                                                        ---------------------    ---------------------

       Raw materials                                      $     2,710,586          $      2,818,409
       Work-in-process                                              8,111                    11,867
       Finished goods                                           4,002,143                 4,204,428
       Supplies                                                   128,549                   144,116
                                                        =====================    =====================
           Total inventories                              $     6,849,389          $      7,178,820
                                                        =====================    =====================



Note 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                             March 31,              September 30,
                                                                1998                     1997
                                                        ---------------------    ---------------------
       Machinery, equipment, and vehicles                 $    4,656,748           $      4,434,003
       Leasehold improvements                                  1,615,109                  1,590,012
       Construction in progress                                   67,304                    155,052
                                                        ---------------------    ---------------------
                                                               6,339,161                  6,179,067
       Less accumulated depreciation
         and amortization                                     (3,163,358)                (2,700,240)
                                                        =====================    =====================
           Total property and equipment, net              $    3,175,803           $      3,478,827
                                                        =====================    =====================



Note 6 - NOTE PAYABLE

      During December 1997, the Company renewed the $5.5 million revolving bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at March 31, 1998) plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00% which decreased to 0.50% effective April 1, 1998. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of March 31, 1998, the Company was in compliance with the above covenants.

Note 7 - EARNINGS (LOSS) PER SHARE

     Effective beginning in fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share. The earnings (loss) per share calculation is as follows:


                                                        Three Months Ended                 Six Months Ended
                                                             March 31                          March 31
                                                  -------------------------------   --------------------------------
                                                       1998            1997              1998             1997
                                                  --------------- ---------------   ---------------  ---------------
Net earnings (loss)                               $       67,995  $     (25,054)     $     70,997     $    (337,557)
                                                  =============== ===============   ===============  ===============

Shares used in per share calculation:
  Weighted average shares outstanding                  3,464,745      3,464,650         3,454,605         3,454,605
  Effect of dilutive options and warrants                      -              -               937                 -
                                                  --------------- ---------------   ---------------  ---------------

  Weighted average shares outstanding - diluted        3,464,745      3,454,605         3,465,587         3,454,605
                                                  =============== ===============   ===============  ===============

Net earnings (loss) per share - basic and diluted $         0.02  $       (0.01)   $         0.02    $        (0.10)
                                                  =============== ===============   ===============  ===============


PART I.   FINANCIAL INFORMATION
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

      Net sales increased $350,000, or 5.6%, to $6.6 million for the three months ended March 31, 1998, compared to $6.3 million for the three months ended March 31, 1997. Sales of electronics products in the quarter ended March 31, 1998 increased 11.8% from the quarter ended March 31, 1997. Increased sales of car audio electronics were partially offset by decreased sales of professional sound electronics. Car audio electronic sales increased due to the continuing success of the XS and QX series of car audio amplifiers that are designed to address lower price points. Sales of professional audio electronics decreased due to weaker distribution and dealer demand, and softness in Asia. Sales of speakers increased 33.1% due to the introduction of the new XS products and growth in XMAX sales. Sales of accessories decreased 10.3% in the second quarter of fiscal 1998 compared to the corresponding quarter in fiscal 1997 due to increased competition and market softness in Asia.

      Net sales for the six months ended March 31, 1998 increased $836,000, or 7.1%, to $12.7 million from $11.8 million for the six months ended March 31, 1997. Sales of electronics products increased 14.7% in the first half of fiscal 1998 compared to the first half of fiscal 1997. Sales of speakers increased 9.9% and sales of accessories declined 3.6% in the respective periods.

      For the three months ended March 31, 1998, international sales decreased 6.2% to $2.3 million from $2.4 million in the comparable 1997 period. The decrease resulted primarily from an 86.0% decrease in sales to Asia offset in part by an 40.9% increase in sales to the European markets. International sales represented 34.3% and 38.6% of net sales for the three months ended March 31, 1998 and 1997, respectively. The Company remains cautious about future sales in Asia.

      For the six months ended March 31, 1998, international sales increased 3.6% to $4.6 million from $4.5 million in the comparable 1997 period. The increase resulted primarily from increased sales to Europe offset in part by reduced sales to Asia. International sales represented 36.6% and 37.8% of net sales for the six months ended March 31, 1998 and 1997, respectively.

      Gross profit increased to 27.0% from 23.9% of net sales for the three months ended March 31, 1998 and 1997, respectively. Gross profit increased to 25.3% of net sales for the six months ended March 31, 1998 from 20.9% for the comparable prior period. The increases were primarily due to an increased percentage of domestic versus international sales, changes in product mix and increased sales volume which decreased manufacturing overhead as a percentage of sales.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $185,000, or 13.2%, to $1,587,000 for the three months ended March 31, 1998 compared to $1,402,000 for the three months ended March 31, 1997. Operating expenses were 24.0% and 22.4% of net sales in the respective three-month periods. Operating expenses increased $137,000, or 5.0%, to $2,908,000 for the six months ended March 31, 1998 compared to the comparable period in fiscal 1997. Operating expenses were 22.9% and 23.4% of net sales in the respective six month periods.

      Selling expenses increased $223,000, or 30.0%, to $967,000 for the three months ended March 31, 1998, compared to $744,000 for the comparable 1997 period. Selling expenses were 14.6% and 11.9% of net sales in the respective three-month periods. Selling expenses increased 13.9% in the first half of fiscal 1998, to $1.7 million, compared to $1.5 million for the first half of fiscal 1997. Selling expenses were 13.6% and 12.8% of net sales in the respective six month periods. The increased selling expenses were due to promotion of new products and domestic sales incentive programs.

      General and administrative expenses decreased $38,000, or 5.8%, to $619,000 for the three months ended March 31, 1998, compared to $657,000 for the comparable fiscal 1997 period. General and administrative expenses were 9.4% and 10.5% of net sales in the respective three-month periods. General and administrative expenses decreased 5.8% in the first half of fiscal 1998, to $1.2 million, compared to $1.3 million for the first half of fiscal 1997. General and administrative expenses were 9.4% and 10.6% of net sales in the respective six month periods. The decreased general and administrative expenses were due to lower bad debt expense and continuing cost control programs.

      Interest expense decreased by $51,000 to $87,000 for the three months ended March 31, 1998, compared to $138,000 for the three months ended March 31, 1997. Interest expense decreased by $68,000 to $185,000 for the first half of fiscal 1998 compared to $252,000 for the first half of fiscal 1997. The decrease was due to decreased borrowings.

      Net earnings were $68,000, or $0.02 earnings per share (basic and diluted) for the three months ended March 31, 1998, compared to a net loss of $25,000, or $0.01 loss per share (basic and diluted) for the three months ended March 31, 1997. Net earnings were $71,000, or $0.02 earnings per share (basic and diluted) for the six months ended March 31, 1998, compared to a net loss of $338,000, or $0.10 loss per share (basic and diluted) for the comparable 1997 period. The increase in net earnings was due to increased sales, improved gross margin and reduced operating expenses as a percentage of sales.


Liquidity and Capital Resources
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the six months ended March 31, 1998 from cash generated from operating activities. Net cash provided by operating activities was $907,000 for the six months ended March 31, 1998. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, resulting in low reported cash balances.

      Accounts receivable decreased $396,000, inventories decreased by $329,000 and accounts payable decreased $263,000 during the first half of fiscal 1998, leading to a increase in working capital of $262,000 during the six-month period.

      Prepaid expenses increased $129,000 during the six months ended March 31, 1998, primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year.

      The Company made capital expenditures of $168,000 for the six months ended March 31, 1998. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1998 will be approximately $300,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

      During December 1997, the Company renewed the $5.5 million revolving bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at March 31, 1998) plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00% which decreased to 0.50% effective April 1, 1998. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of March 31, 1998, the Company was eligible to borrow $5.4 million under the line of credit. Borrowings under the line of credit were $2.6 million as of that date.

Forward-Looking Statements
--------------------------

      This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; business conditions in international markets including Asia; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third party vendors; and cost and yield issues associated with production at the Company's factory.

PART II.   OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 17, 1998. Voting common shareholders took the following actions at the meeting:

1. The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                             Shares              Shares              Shares
         Name               Voted for            Withheld          Abstaining

     Keith A. Peterson      3,408,270             4,775                 0
     Timothy G. Johnson     3,408,370             4,675                 0
     Frank G. Magdlen       3,408,370             4,675                 0



2. The shareholders voted to ratify management's selection of auditors for fiscal 1998 by the affirmative vote of 3,377,404 shares, with 34,312 shares voting against ratification and 1,329 shares abstaining.

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

                                  PHOENIX GOLD INTERNATIONAL, INC.



                                  /s/ Joseph K. O'Brien
                                  ---------------------
                                  Joseph K. O'Brien
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated:  May 5, 1998

                                INDEX TO EXHIBITS



    Exhibit                                                         Page
    -------                                                         ----

      27        Financial Data Schedule                              15