Form 10-Q
period 1998-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 1998-08-12
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                        Commission file number 000-25866


                        PHOENIX GOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


     OREGON                                            93-1066325
     State or other jurisdiction                       I.R.S. Employer
     of incorporation or organization)                 Identification Number)


                9300 NORTH DECATUR STREET, PORTLAND, OREGON 97203
               (Address of principal executive offices)(Zip code)


                                 (503) 288-2008
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     There were 3,464,745 shares of the issuer's common stock outstanding as of July 31, 1998.



                        PHOENIX GOLD INTERNATIONAL, INC.
                  Form 10-Q for the Quarter Ended June 30, 1998


                                      INDEX


Part I.      FINANCIAL INFORMATION                                    Page


          Item  1.  Financial   Statements

                    Balance  Sheets  at  June  30,  1998(unaudited)    3
                    and September 30, 1997  (audited)

                    Statements of Earnings for the Three and           4
                    Nine  Months  Ended  June 30, 1998 and 1997
                    (unaudited)

                    Statements of Cash Flows for the Nine Months       5
                    Ended June 30, 1998 and 1997(unaudited)

                    Notes to Financial Statements                      6

          Item 2.   Management's Discussion and Analysis of            8
                    Financial Condition and Results of Operations

Part II.     OTHER INFORMATION

             Item 6.      Exhibits and Reports on Form 8-K            10


SIGNATURES                                                            11

INDEX TO EXHIBITS                                                     12


                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                             June 30,     September 30,
                                               1998          1997
                                             ---------   --------------
                                            (Unaudited)    (Audited)
ASSETS

Current assets:
    Cash and cash equivalents..........    $    2,597   $     2,603
    Accounts receivable, net ..........     5,218,836     5,186,630
    Inventories .......................     6,653,651     7,178,820
    Prepaid expenses ..................       342,517       247,523
    Deferred taxes ....................       368,000       380,000
                                          -----------   -----------
        Total current assets ..........    12,585,601    12,995,576

Property and equipment, net ............    3,048,933     3,478,827
Goodwill, net ..........................      227,608       257,324
Deferred taxes .........................      235,000       231,000
Other assets ...........................      482,419       492,422
                                           -----------   ----------

        Total assets ...................  $16,579,561   $17,455,149
                                           ===========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable .......................  $ 1,450,223   $ 1,558,749
Note payable ...........................    2,087,456     3,147,936
Accrued payroll and benefits ...........      249,787       373,512
Other accrued expenses .................      587,338       241,337
Current portion of long-term obligations      345,131       395,669
                                           ----------    ----------
    Total current liabilities ..........    4,719,935     5,717,203

Long-term obligations ..................      249,118       494,927

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding

    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,464,745
        and 3,458,985 shares                7,548,822     7,521,865
    Retained earnings ..................    4,061,686     3,721,154
                                           -----------   ----------
        Total shareholders' equity ......  11,610,508    11,243,019
                                           ----------   -----------

        Total liabilities and
          shareholders' equity ...........$16,579,561  $ 17,455,149
                                           ==========    ==========



                        See Notes to Financial Statements


                        PHOENIX GOLD INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                       Three Months Ended         Nine Months Ended
                           June 30                     June 30
                       ---------------            --------------------
                        1998      1997            1998           1997
                       ---------------            --------------------

Net sales ...........$ 7,687,304 $  8,263,509    $ 20,358,800    $ 20,099,215

Cost of sales ....... .5,390,185    5,781,313      14,859,007      15,141,842
                     -----------  -----------    ------------    ------------

    Gross profit ....  2,297,119    2,482,196       5,499,793       4,957,373
Operating expenses:
    Selling ........   1,141,146      871,457       2,863,557       2,383,211

    General and
     administrative      619,999      522,082       1,805,450       1,781,004
                     ----------- ------------    ------------    ------------

     Total operating
      expenses ......  1,761,145    1,393,539       4,669,007       4,164,215
                     -----------  -----------    ------------    ------------

Income from
 operations .........    535,974    1,088,657         830,786         793,158

Other income (expense):
    Interest expense     (86,400)    (131,616)       (271,190)       (383,951)
    Other income, net        961        3,892           8,936           5,169
                     -----------  -----------    ------------    ------------

     Total other income
      (expense)          (85,439)    (127,724)       (262,254)       (378,782)
                     -----------  -----------    ------------    ------------

Earnings before
 income taxes            450,535      960,933         568,532         414,376

Income tax expense      (181,000)    (375,000)       (228,000)       (166,000)
                     -----------  -----------    ------------    ------------

Net earnings ....   $    269,535  $   585,933     $   340,532     $   248,376
                     ===========  ===========    ============    ============

Net earnings per share
 - basic and
   diluted           $      0.08    $    0.17     $      0.10     $      0.07
                     ===========  ===========    ============    ============





                        See Notes to Financial Statements



                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                         1998         1997
                                                                                     ----------    -----------

Cash flows from operating activities:
    Net earnings ................................................................ $   340,532    $   248,376
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization ...........................................     770,734        728,698
        Deferred Taxes                                                                  8,000        132,761
        Changes in operating assets and liabilities:
            Accounts receivable ................................................      (32,206)       (37,789)
            Inventories .........................................................     525,169      1,106,600
            Prepaid expenses ....................................................     (94,994)       (11,954)
            Other Assets........................................................      (13,955)       (39,128)
            Accounts payable ...................................................     (108,526)    (1,554,592)
            Accrued expenses ...................................................      222,276       (367,401)
                                                                                    ---------    -----------


    Net cash provided by operating activities ....................................  1,617,030        205,571


Cash flows from investing activities:

    Capital expenditures, net ...................................................... (287,166)      (288,463)
                                                                                     ---------      ----------

    Net cash used in investing activities ........................................   (287,166)      (288,463)

Cash flows from financing activities:
     Notes payable, net ........................................................   (1,060,480)      (606,364)
     Proceeds from long-term obligations .........................................          -        800,000
     Repayment of long-term obligations .........................................    (296,347)      (154,668)
     Proceeds from exercise of stock options ...................................       26,957             --
                                                                                   ----------    -----------


    Net cash provided by (used in) financing activities .......................    (1,329,870)        82,894
                                                                                   -----------    ----------
Increase (decrease) in cash and cash equivalents                                           (6)             2

Cash and cash equivalents, beginning of period .................................        2,603          2,599
                                                                                    ---------      ---------

Cash and cash equivalents, end of period .......................................$       2,597    $     2,601
                                                                                     ========     ==========

Supplemental disclosures:
    Cash paid for interest .........................................................  285,406    $   386,497
    Cash paid for income taxes ....................................................    43,796         61,483
    Equipment financed by long-term obligation ....................................        --         36,168




                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1998 and the results of its operations for the three- and nine-month periods ended June 30, 1998 and 1997 and its cash flows for the nine-months ended June 30, 1998 and 1997.

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

Note 4 - INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                               June 30,    September 30,
                                                 1998         1997
                                              ----------   ----------

Raw materials ............................   $2,745,885   $2,818,409
Work-in-process                                   6,490       11,867
Finished goods ...........................    3,793,744    4,204,428
Supplies .................................      107,532      144,116
                                              =========   ==========
    Total inventories ....................   $6,653,651   $7,178,820
                                              =========   ==========


Note 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                  June 30,    September 30,
                                                   1998           1997
                                              --------------  -----------------

       Machinery, equipment, and vehicles    $    4,776,742   $     4,434,003
       Leasehold improvements                     1,637,225         1,590,012
       Construction in progress                      44,291           155,052
                                             --------------    --------------
                                                  6,458,258         6,179,067
       Less accumulated depreciation
         and amortization                        (3,409,325)       (2,700,240)
                                             ==============    ==============
           Total property and equipment, net $    3,048,933    $    3,478,827
                                             ==============    ==============

Note 6 - NOTE PAYABLE

     During December 1997, the Company renewed the $5.5 million bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at June 30, 1998) plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00% which decreased to 0.50% effective April 1, 1998 and decreased to 0.00% effective July 1, 1998. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of June 30, 1998, the Company was in compliance with the covenants.

Note 7 - EARNINGS PER SHARE

     Effective beginning in fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share. The earnings per share calculation is as follows:


                                   Three Months Ended   Nine Months Ended
                                        June 30              June 30

                                    1998      1997          1998       1997

Net earnings                    $  269,535 $  585,933     $  340,532 $  248,376
                                 ====================       ===================

Shares used in per share calculation:

 Weighted average
      shares outstanding         3,464,745  3,464,682      3,456,915  3,455,375
  Effect of dilutive options
      and warrants                     --      38,382             --     72,628
                                ---------- ----------     ----------  ----------

  Weighted average shares
     outstanding - diluted ....  3,464,745  3,495,297      3,464,682  3,528,003
                                 ====================    ======================

Net earnings per share -
     basic and diluted .......$       0.08   $   0.17      $    0.10 $     0.07
                                =====================    ======================


Note 8 - SUBSEQUENT EVENT

     During July 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25%. The proceeds were used to repay approximately $500,000 of long-term financing which had interest rates of 10.3% and 11.1%. The remaining proceeds of approximately $625,000 were used to pay down the bank operating line of credit. Additionally, the financing agreement provides up to $200,000 for future equipment term financing. The agreement also contains covenants which require a minimum level of net worth and a minimum ratio of debt service coverage.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales decreased $576,000, or 7.0%, to $7.7 million for the three months ended June 30, 1998, compared to $8.3 million for the three months ended June 30, 1997. Sales of electronics products in the quarter ended June 30, 1998 decreased 5.9% from the quarter ended June 30, 1997. Decreased sales of professional sound electronics was partially offset by increased sales of car audio electronics. Sales of professional sound electronics decreased due to softness in international markets and weaker distribution and dealer demand. Car audio electronic sales increased due to the continuing success of the XS and QX series of car audio amplifiers that are designed to address lower price points. Sales of speakers decreased 14.7% due to weak international markets. Sales of accessories decreased 3.8% in the third quarter of fiscal 1998 compared to the corresponding quarter in fiscal 1997 due to increased competition and softness in international markets.

     Net sales for the nine months ended June 30, 1998 increased $260,000, or 1.3%, to $20.4 million from $20.1 million for the nine months ended June 30, 1997. Although sales of electronic products decreased for the three months ended June 30, 1998, sales of such products increased 6.3% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. Sales of speakers decreased 1.9% and sales of accessories declined 3.7% between the respective periods.

     For the three months ended June 30, 1998, international sales decreased 26.8% to $2.5 million from $3.4 million in the comparable 1997 period. The decrease resulted primarily from a 52.7% decrease in sales to Asia, a 44.6% decrease in sales to Europe offset in part by an 14.4% increase in sales to other international markets. International sales represented 32.3% and 41.1% of net sales for the three months ended June 30, 1998 and 1997, respectively. The Company also expects decreased sales to customers located in Asia during the fourth quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997.

     For the nine months ended June 30, 1998, international sales decreased 10.0% to $7.1 million from $7.9 million in the comparable 1997 period. The decrease resulted primarily from decreased sales to Asia offset in part by increased sales to other international markets. International sales represented 34.8% and 39.2% of net sales for the nine months ended June 30, 1998 and 1997, respectively.

     Gross profit decreased to 29.9% of net sales for the three months ended June 30, 1998 from 30.0% of net sales for the three months ended June 30, 1997. Gross profit increased to 27.0% of net sales for the nine months ended June 30, 1998 from 24.7% for the comparable prior period. The increase for the nine months ended June 30, 1998 was primarily due to an increased percentage of domestic versus international sales and changes in product mix.

     Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $368,000, or 26.4%, to $1,761,000 for the three months ended June 30, 1998 compared to $1,394,000 for the three months ended June 30, 1997. Operating expenses were 22.9% and 16.9% of net sales in the respective three-month periods. Operating expenses increased $505,000, or 12.1%, to $4,669,000 for the nine months ended June 30, 1998 compared to $4,164,000 in the comparable period in fiscal 1997. Operating expenses were 22.9% and 20.7% of net sales in the respective nine month periods.

     Selling expenses increased $270,000, or 30.9%, to $1,141,000 for the three months ended June 30, 1998, compared to $871,000 for the comparable 1997 period. Selling expenses were 14.8% and 10.5% of net sales in the respective three-month periods. Selling expenses increased 20.2% in the first nine months of fiscal 1998, to $2.9 million, compared to $2.4 million for the first nine months of fiscal 1997. Selling expenses were 14.1% and 11.9% of net sales in the respective nine month periods. The increased selling expenses were due to promotion of new products and domestic sales incentive programs.

     General and administrative expenses increased $98,000, or 18.8%, to $620,000 for the three months ended June 30, 1998, compared to $522,000 for the comparable fiscal 1997 period. General and administrative expenses were 8.1% and 6.3% of net sales in the respective three-month periods. The increase in general and administrative expenses were due to engineering expenses for new product development. General and administrative expenses increased $24,000, or 1.4% in the first nine months of fiscal 1998, to $1,805,000, compared to $1,781,000 for the first nine months of fiscal 1997. General and administrative expenses were 8.9% of net sales in each of the respective nine month periods

     Interest expense decreased by $45,000 to $86,000 for the three months ended June 30, 1998, compared to $132,000 for the three months ended June 30, 1997. Interest expense decreased by $113,000 to $271,000 for the first nine months of fiscal 1998 compared to $384,000 for the first nine months of fiscal 1997. The decrease was due to decreased borrowings and decreased interest rates on the outstanding borrowings.

     Net earnings were $270,000, or $0.08 per share (basic and diluted) for the three months ended June 30, 1998, compared to net earnings of $586,000, or $0.17 per share (basic and diluted) for the three months ended June 30, 1997. The decrease in net earnings was due to decreased sales and increased operating expenses. Net earnings were $341,000, or $0.10 per share (basic and diluted) for the nine months ended June 30, 1998, compared to net earnings of $248,000, or $0.07 per share (basic and diluted) for the comparable 1997 period. The increase in net earnings in the most recent nine-month period was due to slightly increased sales and improved gross profit.

Liquidity and Capital Resources

     The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the nine months ended June 30, 1998 from cash generated from operating activities. Net cash provided by operating activities was $1,617,000 for the nine months ended June 30, 1998, which allowed the Company to repay approximately $1,357,000 in current and long-term financing. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than accumulating and investing excess cash, resulting in low reported cash balances.

     During the nine months ended June 30, 1998, inventories decreased $525,000, prepaid expenses increased $95,000, accounts payable decreased $109,000 and accrued expenses increased $222,000, leading to an increase in working capital of $587,000. The decrease in inventories is a result of management efforts to reduce inventories in order to increase cash flows from operations.

     The Company made capital expenditures of $287,000 for the nine months ended June 30, 1998. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1998 will be approximately $100,000. These anticipated expenditures will be financed from proceeds of short-term debt and lease financing, and cash provided from operations.

     During December 1997, the Company renewed the $5.5 million bank operating line of credit through December 1998. Borrowings under the renewed line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Interest on borrowings is equal to the bank's prime lending rate (8.5% at June 30, 1998) plus an additional percentage based on debt service coverage. Beginning January 1, 1998, the additional percentage was 1.00% which decreased to 0.50% effective April 1, 1998 and decreased to 0.00% effective July 1, 1998. Borrowings under the line of credit are secured only by accounts receivable, inventories and certain equipment. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of June 30, 1998, the Company was eligible to borrow $5.2 million under the line of credit. Borrowings under the line of credit were $2.1 million as of that date.

     Subsequent to June 30, 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25%. The proceeds were used to repay approximately $500,000 of long-term financing which had interest rates of 10.3% and 11.1%. The remaining proceeds of approximately $625,000 were used to pay down the bank operating line of credit. Additionally, the financing agreement provides up to $200,000 for future equipment term financing. The agreement also contains covenants which require a minimum level of net worth and a minimum ratio of debt service coverage.

Forward-Looking Statements

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; business conditions in international markets; the timing and size of orders by distributors and OEM customers; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third party vendors; and cost and yield issues associated with production at the Company's factory.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

               10.18    Master Equipment Lease Agreement dated
                        July 15, 1998 between the Company and
                        First Security Leasing Company

               10.19 Lease Schedule to Master Equipment Lease Agreement dated July 15, 1998 between the Company and First Security Leasing
                        Company

               27       Financial Data Schedule

          (b) Reports on Form 8-K

                        None.

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

                              PHOENIX GOLD  INTERNATIONAL,  INC.



                               /s/Joseph  K.  O'Brien
                              ------------------------
                              Joseph K. O'Brien
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Dated: August 7, 1998

                                INDEX TO EXHIBITS



    Exhibit                                                                Page
    -------                                                                ----
     10.18     Master  Equipment  Lease  Agreement  dated July 15, 1998    13
               between the Company and First  Security  Leasing  Company

     10.19     Lease  Schedule to Master Equipment  Lease  Agreement       21
               dated July 15,  1998  between the Company and First
               Security Leasing Company

     27        Financial Data Schedule                                     23