Form 10-K
period 1998-09-27
PHOENIX GOLD INTERNATIONAL INC
filed 1998-12-18
CIK 943032

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                               September 27, 1998
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from ____________ to
                                  ____________

                         Commission file number 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                OREGON 93-1066325
                  (State or other jurisdiction (I.R.S. Employer
            of incorporation or organization) Identification Number)

          9300 NORTH DECATUR STREET, PORTLAND, OREGON 97203 (Address of
                        principal executive offices) (Zip
                                      code)

                                 (503) 288-2008
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,455,780 as of November 30, 1998.

There were 3,464,745 shares of the registrant's common stock outstanding as of November 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant's proxy statement dated on or about January 6, 1999 prepared in connection with the Annual Meeting of shareholders to be held on February 16, 1999 are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.Business

      Phoenix Gold International, Inc. (the "Company") designs, markets and sells innovative, high quality, high performance electronics and accessories for the domestic and international car audio aftermarket, the professional sound market and the custom audio/video and home theater markets. The Company also designs, markets and sells innovative, high quality, high performance speakers for the car audio aftermarket. The Company manufactures substantially all of its electronics and a portion of its accessories at its facility in Portland, Oregon. The Company was incorporated in Oregon in 1991.

      The Company's car audio products encompass substantially all of the components used in car audio systems (other than "head units" such as radios, tape decks and CD players). The Company's car audio electronics include amplifiers, equalizers, crossovers and line drivers. The Company's car audio accessories include audio cables, speaker and power cables, connectors, clamps, capacitors and fuseblocks. The Company's speaker products include subwoofers, midranges, tweeters, coaxials and speaker component systems.

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

      In November 1995, the Company acquired substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional ", designs, manufactures, markets and sells electronic amplifiers and accessories for the domestic and international professional sound market, including OEM customers.

Products

The Company has three product lines:  electronics, accessories and speakers.

       Electronics. The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance. The Company sells car audio electronics designed for audiophiles, serious audio enthusiasts and sound competitors.

      Amplifiers. The Company sells a total of 24 car audio amplifiers in the ZPA, ZX, XS, QX and Sapphire series at retail prices ranging from approximately $180 to $1,650. Amplifiers in the ZPA series, introduced in 1996, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high end systems capable of driving multiple speakers. The ZX series, also introduced in 1996, includes multi-channel amplifiers with built-in crossovers and offers the performance and sonic excellence of the reference series amplifiers except in the most demanding applications. The XS and QX series, both introduced in 1997, and the Sapphire series, introduced in 1994, are designed to provide high performance at lower prices. The QX amplifier is the first of the Company's electronics products to be designed and engineered by the Company and manufactured by a third party vendor. Due to the introduction of the XS and QX series in 1997, the Company does not expect the Sapphire series to provide meaningful revenue in the future.

      Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit 1895". The "Reactor" was introduced in 1998. Retail prices range from approximately $500 to $2,500.

      The Company sells a total of 19 Carver Professional amplifiers in the PM, PT, CA, PX and PXm series at retail prices ranging from approximately $530 to $2,800. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CA series amplifiers were designed for fixed installation applications, including churches, warehouses and auditoriums. The PX series, introduced in 1997 and the first series designed by the Company, includes multi-application models that offer increased features and power at lower price points. The PXm series, introduced in 1998 and the second series designed by the Company, expands the PX series and addresses entry level price points and greater ease of transportability.

      Signal Processors. The Company sells a total of 14 car audio signal processors, including equalizers, line drivers, and active and passive crossovers. Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems. Retail prices of signal processors range from approximately $110 to $630.

      Accessories. The Company manufacturers and distributes innovative, high quality accessories. The Company sells over 900 accessories, many of which are manufactured to the Company's design specifications, for use primarily in car audio aftermarket applications. Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, alternators, carpet, textiles and adhesives. The Company continually improves its existing accessories line and introduces new and replacement accessories. The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install the full range of car audio systems. Accessories are available either as individual items or combined in pre-packaged installation kits.

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

      Speakers. The Company began selling speakers in 1994. The Company offers a total of 44 car audio speakers in the ZEROpoint, XMAX, XS, QX and Sapphire series, including tweeters, midranges, subwoofers, coaxials and speaker component systems. The ZEROpoint series is the Company's reference speaker series and is designed to achieve audiophile level sound quality, transparency and enhanced imaging in either the "on" or "off" axis listening position. The XMAX series features reproduction of tight, accurate bass in a small enclosure. The XS series features exceptional musicality, excursion and versatility at lower price points. The QX series, introduced in 1998, is the Company's lowest price point speaker line. With the introduction of the QX series in 1998, the Company does not expect the Sapphire series to provide meaningful revenue in the future. Retail prices of speakers range from approximately $40 to $340.

Sales, Marketing and Distribution

      The Company sells its products through car audio and specialty retailers, principally in North America, Europe, Japan, Southeast Asia, Australia and New Zealand. In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives and distributors and sells certain of its car audio accessories through a mass merchandising chain of stores. The Company sells its products internationally through distributors serving approximately 50 countries. International sales accounted for 32.4%, 39.2% and 39.2% of net sales in fiscal years 1998, 1997 and 1996, respectively. International sales are denominated in United States dollars and are generally shipped f.o.b. the Company's facility in Portland, Oregon.

      No customer accounted for 10% or more of the Company's net sales during fiscal 1998, 1997 or 1996. As of September 30, 1998, one customer accounted for 15.5% of total accounts receivable and as of September 30, 1997, two customers accounted for 11.4% and 10.8%, respectively, of total accounts receivable.

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

Competition

      The markets for the Company's products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels. The Company's principal accessories competitors include Monster Cable Products, Inc., Esoteric Audio USA Group of Companies and Recoton Corp. The Company's principal car audio electronics competitors include Rockford Fosgate, a division of Rockford Corp. ("Rockford"), MTX Corporation ("MTX"), Orion Industries, Inc. and Precision Power, Inc. The Company's principal professional sound competitors include Crown International, Inc., QSC Audio Products, Inc. and Crest Audio, Inc. The Company's principal speaker competitors include Rockford, MTX, Stillwater Design and Audio, Inc., JL Audio, Inc., MB Quart Electronics USA, Inc. and Boston Acoustics, Inc. Many competitors have greater financial and other resources than the Company.

      The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising and distribution organization, and price. The Company believes it competes favorably with respect to each of these factors.

Manufacturing and Assembly

      Manufactured Products. The Company manufactures substantially all of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into and wave soldering of circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases substantially all of its raw materials, components and subassemblies from approximately 160 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

      Distributed Accessories. The Company distributes accessories, many of which are manufactured to its design specifications by third parties. Substantially all distributed accessories are subjected to quality control procedures at the Company's facility and are marketed under the Phoenix Gold or Carver Professional tradenames.

      Designed Speakers. The Company's speakers are manufactured by third parties in the United States and Asia according to acoustical and electrical design specifications developed by the Company. Speakers are subjected to quality control procedures performed by the Company.

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

Intellectual Property

      Phoenix Gold (R), Carver  Professional (TM),  PowerFlow (TM),  QuickSilver
(TM), Sapphire (TM) and ZEROpoint (TM) are the principal trademarks of the Company. The Company believes that Phoenix Gold and Carver Professional have strong brand name recognition, an important competitive factor in its markets. The Company has no patents. The Company has an exclusive, paid-up license to use the name Carver Professional through November 2000.

Governmental Approval of Products

      The Company is subject to and believes it is in compliance with certain European Union regulations regarding electromagnetic standards and product safety on substantially all of its electronics sold in the European Union. The Company believes that additional similar regulations will be imposed in other areas. Any inability by the Company to comply with such similar regulations on a timely basis could have a material adverse effect on the Company.

Employees

         As of September 30, 1998, the Company had 241 full-time employees, including 197 in manufacturing, engineering and warehousing, 29 in sales and marketing and 15 in administration. Subsequent to year end, the Company completed its plan of restructuring which involved the separation of certain employees. At November 30, 1998, the Company had 212 full-time employees, including 176 in manufacturing, engineering and warehousing, 22 in sales and marketing and 14 in administration. The Company considers its employee relations to be good.

Item 2.    Properties

      The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon. The Company leases approximately 12,500 square feet of office space and 100,000 square feet of manufacturing and warehouse space of a 155,000 square foot building. Annual rent for the Company's facilities is approximately $230,000. The lease expires June 30, 1999. The Company has an option to extend the lease for one five-year term and has the option to purchase the building for $3.1 million effective June 30, 1999. The Company is currently evaluating the alternatives with respect to the five-year lease renewal option or the purchase option. Additionally, in connection with the restructuring plan implemented during fiscal 1998, the Company terminated a lease on an adjacent building prior to its expiration. This resulted in the write-off of certain leasehold improvements. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None
                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock began trading on May 4, 1995 in the NASDAQ National Market under the symbol "PGLD". On October 5, 1998, trading in the Company's Common Stock was transferred to the NASDAQ SmallCap Market. As reported by NASDAQ, the following table sets forth the range of high and low closing bid prices per share for the Company's Common Stock.

                                      Fiscal year ended       Fiscal year ended
                                     September 30, 1998      September 30, 1997
                                    ___________________      __________________

Common Stock (PGLD)                   High       Low          High     Low
---------------------------------   ------   ---------        ---------   ------

  First Quarter ................. $    6.50  $    3.75        $  7.25   $ 4.625
  Second Quarter ................      3.938      2.75           5.984    4.625
  Third Quarter ...............        3.813      2.438          6.25     4.25
  Fourth Quarter ....................  2.563      1.75           6.875    4.25

      At November 30, 1998, the approximate number of shareholders of record of Common Stock was 111.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company's existing credit agreements do not expressly limit or prohibit the Company's ability to declare and pay dividends, although covenants contained in such agreements related to a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage may have such effect. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

                    As of or for the year ended September 30,


                                    1998           1997           1996          1995          1994
Operating data:
Net sales ................  $ 26,484,715   $ 27,798,728   $ 26,563,142   $20,173,822  $ 16,222,183
Net earnings (loss)(1)          (772,374)       410,095     (1,269,142)    1,881,277     1,303,940

Earnings (loss) per share
    Basic ................  $    (0.22)    $     0.12     $    (0.37)    $    0.70    $    0.60
    Diluted                      (0.22)          0.12          (0.37)         0.67         0.57

Average shares outstanding
    Basic ................     3,464,698      3,456,278      3,449,068     2,672,129     2,180,000
    Diluted ..............     3,464,698      3,535,288      3,449,068     2,798,877     2,270,207

Balance Sheet data:
Working capital ..........  $  8,020,615   $  7,278,373   $  6,033,190   $ 8,821,267  $  1,858,727
Total assets .............    15,208,128     17,455,149     19,832,527    14,509,249     9,400,070
Notes payable ............       900,000      3,147,936      4,278,983           --      1,885,762
Long-term obligations....        938,233        494,927        171,995       286,189     1,456,937
Total shareholders' equity    10,497,602     11,243,019     10,788,998    12,013,188     2,898,924

Book value per share        $       3.03   $       3.25   $       3.12   $      3.49  $       1.33

(1) See Note 3 to Financial Statements describing non-recurring charges.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Fiscal 1998 to Fiscal 1997

      Net Sales. Net sales decreased $1.3 million, or 4.7%, to $26.5 million for fiscal 1998 compared to $27.8 million for fiscal 1997, due principally to decreased international sales. Domestic sales increased $1.0 million, or 6.0%, to $17.9 million for fiscal 1998 compared to $16.9 million for fiscal 1997. International sales decreased $2.3 million, or 21.3%, to $8.6 million for fiscal 1998 compared to $10.9 million for fiscal 1997. International sales accounted for 32.4% and 39.2% of net sales in fiscal 1998 and fiscal 1997, respectively. Sales of electronics, speakers and accessories decreased 2.0%, 10.9% and 5.3%, respectively, in fiscal 1998 compared to fiscal 1997. The Company expects international sales for fiscal 1999 to remain at levels lower than historically achieved.

     Gross Profit. Gross profit increased to 24.7% of net sales in fiscal 1998 from 24.5% in fiscal 1997. The increase was primarily due to an increased percentage of domestic versus international sales.

      Operating Expenses. Operating expenses increased $1.8 million, or 31.6%, to $7.4 million in fiscal 1998 compared to $5.7 million in fiscal 1997. Operating expenses were 28.1% and 20.4% of net sales in fiscal 1998 and fiscal 1997, respectively.

      Selling expenses increased $700,000, or 21.0%, to $4.0 million in fiscal 1998 compared to $3.3 million in fiscal 1997. Selling expenses were 15.2% and 12.0% of net sales in fiscal 1998 and fiscal 1997, respectively. The increase was primarily due to increased promotional, advertising and trade show expenses to support sales of existing products and the introduction of new products, and increased domestic sales incentive programs reflecting increased domestic sales volume.

      General and administrative expenses increased $200,000, or 9.0%, to $2.5 million in fiscal 1998 compared to $2.3 million in fiscal 1997. General and administrative expenses were 9.6% and 8.4% of net sales in fiscal 1998 and fiscal 1997, respectively. The increase was due principally to increased bad debt expense, higher legal expense and increased engineering expense. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in general and administrative expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in general and administrative expenses as a percentage of sales from period to period.

      In fiscal 1998, the Company took one-time, non-recurring charges of $1.1 million related to the implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs. The Company determined that an impairment of tooling and royalty costs associated with the product line resulted from the phase-out of the product line. In addition, the impairment of the product line required a $233,000 write-down of inventories, which is included in cost of sales. The restructuring plan also included the write-off of leasehold improvements in connection with the early termination of a lease on an adjacent building and the separation of certain employees. Future cash payments are not expected to be material and will be paid by the end of the first quarter of fiscal 1999. The $900,000 charge included in operating expenses was equal to 3.3% of net sales in fiscal 1998.

      Other Expenses. Other expenses, net of other income, decreased $159,000, or 33.7%, to $314,000 in fiscal 1998 from $473,000 in fiscal 1997, primarily as a result of lower average debt levels during fiscal 1998 due to the reduction of debt and lower interest rates on the outstanding borrowings.

Net Earnings (Loss). The decrease in international sales and increase in operating expenses, including the non-recurring charges, contributed to a net loss in fiscal 1998 of $772,000, or $0.22 per share - basic and diluted (based on 3.46 million shares), compared to net earnings in fiscal 1997 of $410,000, or $0.12 per share - basic and diluted (based on 3.54 million shares).

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

      In fiscal 1996, the Company took a one-time, pretax charge of $1.1 million related to in-process research and development costs associated with the purchase in November 1995 of Carver Corporation's professional sound division. This charge was equal to 4.2% of net sales in fiscal 1996.

      Other Expenses. Other expenses, net of other income, increased $233,000, or 96.6%, to $473,000 in fiscal 1997 from $241,000 in fiscal 1996, primarily due to higher interest rates on larger borrowings.

      Net Earnings (Loss). The foregoing factors contributed to net earnings in fiscal 1997 of $410,000, or $0.12 per share, compared to a net loss of $1.3 million in fiscal 1996, or $0.37 per share. The net loss for fiscal 1996, before the one-time pretax charge of $1.1 million related to the acquisition of the Carver professional sound division, was $571,000, or $0.17 per share.

Liquidity and Capital Resources

      The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 1998 principally from funds generated from operating activities. Net cash provided by operating activities in fiscal 1998 was $2.3 million as compared to $945,000 in fiscal 1997, which allowed the Company to repay approximately $2.0 million in current and long-term financing. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than accumulating and investing excess cash, resulting in low reported cash balances.

      During fiscal 1998, accounts receivable decreased $899,000, inventories decreased $292,000, accounts payable increased $223,000 and note payable decreased $2.2 million, leading to an increase in working capital of $742,000. The decreases in accounts receivable and inventories and increase in accounts payable is a result of management efforts to increase cash flow from operations in order to reduce short and long-term borrowings.

      Capital expenditures were $343,000, $483,000 and $1.4 million in fiscal years 1998, 1997 and 1996, respectively. These expenditures related primarily to manufacturing automation and the commencement of certain manufacturing processes in-house, leasehold improvements to the Company's leased facility and the acquisition of equipment for use by the Company's administration, engineering and marketing departments. The Company does not expect capital expenditures to exceed $400,000 in fiscal 1999. The Board of Directors has also authorized the Company to purchase up to $1.0 million of Company common stock. On December 10, 1998, the Company entered into an agreement with a third party to purchase 216,000 shares of Company common stock for approximately $351,000. These anticipated expenditures will be financed from proceeds of short-term debt and lease financing, and cash provided from operations.

      A $5.5 million revolving operating line of credit is available through December 31, 1998. Interest on the borrowings is equal to the bank's prime lending rate (8.5% at September 30, 1998) or LIBOR plus an additional percentage. At September 30, 1998, the borrowings bore interest at 7.94%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories, and are subject to certain additional limits. Borrowings under the line of credit are secured by accounts receivable, inventories and certain other assets. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of September 30, 1998, the Company was eligible to borrow $4.6 million under the line of credit. Borrowings under the line of credit were $900,000 as of that date. The Company expects to renew the revolving operating line of credit on similar terms prior to December 31, 1998.

      In July 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25%. The proceeds were used to repay approximately $500,000 of long-term financing which had interest rates of 10.3% and 11.1%. The remaining proceeds of approximately $625,000 were used to pay down the bank operating line of credit. Additionally, the financing agreement provides up to $200,000 for future equipment term financing. The agreement also contains covenants which require a minimum level of net worth and a minimum ratio of debt service coverage.

     As of September 30, 1998, the Company's capital lease obligations totaled $1,128,000, including a current portion of $209,000, at annual interest rates ranging from 5.0% to 8.25%.

Year 2000 Conversion

      The Company has begun a process to prepare its computer systems and applications for the Year 2000 date conversion. The process includes a review of information systems used in the Company's internal business as well as by third party vendors, manufacturers and suppliers. The Company has substantially completed its internal assessment of Year 2000 conversion requirements. The Company's products do not include embedded technology, such as microcontrollers, the Company's third party interfaces, such as those with its vendors and customers, are not computerized, and the Company's information systems utilize standard, ready available business software. As a result, the Company believes the effect of the Year 2000 conversion on its business will not be material.

      Information systems that are determined not to be Year 2000 compliant will be modified, upgraded or replaced through acquisition and implementation of "off the shelf" upgrades to existing information system software. A portion of the upgrades has already been acquired from third party vendors at a cost of less than $10,000, and the balance of the upgrades is believed to be readily available. The Company plans to implement such upgrades during fiscal 1999 and believes the aggregate cost of all such upgrades will not be material.

      There can be no assurance, however, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, that certain systems at the Company, or systems at entities that provide services or goods for the Company, will operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although it is not currently anticipated, the inability to complete the Company's Year 2000 conversion on a timely basis or the failure of a system at the Company or at an entity that provides services and goods to the Company is not expected to have a material impact on future operating results, financial condition or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.

Item 8.    Financial Statements

      See pages 17 through 32.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

      This is hereby incorporated by reference to the information under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 27, 1998.


Item 11.   Executive Compensation

      This is hereby incorporated by reference to the information under the caption "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 27, 1998.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      This is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 27, 1998.


Item 13.   Certain Relationships and Related Transactions

      None

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Exhibits

           Articles of Incorporation and Bylaws

     3 (i) 1995 Restated Articles of Incorporation and Articles of Amendment (incorporated by reference to Exhibit 3(i) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No.93-90588))

     3 (i) (a) Articles of Amendment filed April 7, 1995 (incorporated by reference to Exhibit 3(i) (a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

     3 (ii) Restated Bylaws (incorporated by reference to Exhibit 3(ii) to Registration Statement on Form SB-2 effective May 3, 1995(Registration No. 93-90588))

           Instruments Defining Rights of Security Holders

     4    Articles 2, 5 and 6 of Exhibit  3(i) and  Article 6 of Exhibit  3(ii)
are incorporated herein by reference

           Material Contracts

     10.1 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on January 15, 1997) (1)

     10.1a Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1(a) to Registration Statement on Form SB-2 effective May 3, 1995(Registration No. 93-90588)) (1)

     10.2 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995(Registration No. 93-90588)) (1)

     10.3 Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588)

     10.4 Amendment dated January 12, 1996 to Lease Agreement between the Company and BB&S Development Company dated February 2, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995)

     10.5 License Agreement between the Company and Carver Corporation dated as of November 20, 1995 (incorporated by reference to Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

     10.6 License Agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments (incorporated by reference to Exhibit 10.2 to Form 10-QSB/A (Amendment No. 1) filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995) (2)

     10.7 Third Amendment dated as of January 15, 1996 between the Company and Intersonics Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1997) (2)

     10.8 Loan Agreement between the Company and United States National Bank of Oregon ("USNB") dated February 4, 1997 (incorporated by reference to Exhibit
10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31,1996)

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

     10.11 Second Amendment dated September 26, 1997 to Loan Agreement between the Company and USNB dated February 4, 1997 (incorporated by reference to Exhibit 10.11 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)

     10.12 Commercial Security Agreement between the Company and USNB dated as of January 1, 1997 (incorporated by reference to Exhibit 10.11 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1996)

     10.13 Promissory Note dated February 3, 1997 made by the Company in favor of USNB (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended December 31,
1996)

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

     10.16 Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)(1)

     10.17 Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Matthew W. Chapman (incorporated by reference to Exhibit 10.17 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)(1)

     10.18 Master Equipment Lease Agreement dated July 15, 1998 between the Company and First Security Leasing Company (incorporated by reference to Exhibit
10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1998)

     10.19 Lease Schedule to Master Equipment Lease Agreement dated July 15, 1998 between the Company and First Security Leasing Company (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1998)

     23.1Consent of Deloitte & Touche LLP, Independent Auditors

     27 Financial Data Schedule


(b) Reports on Form 8-K

     None


---------------------------

     (1) Management contract or compensatory plan or arrangement.

     (2) Certain material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                           18

Balance Sheets at September 30, 1998 and 1997          19

Statements of Operations
      for the Three Years Ended September 30, 1998     20

Statements of Shareholders' Equity
      for the Three Years Ended September 30, 1998     21

Statements of Cash Flows
      for the Three Years Ended September 30, 1998     22

Notes to Financial Statements                          23

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Shareholders
Phoenix Gold International, Inc.


We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
December 10, 1998

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                   September 30,
                                                   -------------
                                                   1998         1997
                                               --------  -----------
ASSETS

Current assets:
    Cash and cash equivalents ............  $     2,602  $     2,603
    Accounts receivable, net .............    4,287,965    5,186,630
    Inventories ..........................    6,886,720    7,178,820
    Prepaid expenses ....................       169,621      247,523
    Deferred taxes ........................     446,000      380,000
                                               --------  -----------
        Total current assets .............   11,792,908   12,995,576

Property and equipment, net ............ .    2,522,005    3,478,827
Goodwill, net ...........................       217,702      257,324
Deferred taxes ...........................      567,000      231,000
Other assets ..............................     108,513      492,422
                                            -----------  -----------

        Total assets ...................... $15,208,128  $17,455,149
                                            ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................  $ 1,781,341  $ 1,558,749
    Note payable ....................... .      900,000    3,147,936
    Accrued payroll and benefits .........      420,209      373,512
    Other accrued expenses ..............       448,214      241,337
    Current portion of long-term obligations    222,529      395,669
                                              ---------  -----------
        Total current liabilities ..........  3,772,293    5,717,203

Long-term obligations ....................      938,233      494,927

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding

    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding -
        3,464,745 and 3,458,985 shares ...... 7,548,822    7,521,865
    Retained earnings ....................    2,948,780    3,721,154
                                            -----------  -----------
        Total shareholders' equity ........  10,497,602   11,243,019
                                            -----------  -----------

        Total liabilities and
        shareholders' equity .............  $15,208,128  $17,455,149
                                            ===========  ===========



                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                         Year Ended September 30,
                                       --------------------------
                                   1998           1997           1996
                                  -----           -----         -----


Net sales .................. $ 26,484,715   $ 27,798,728   $ 26,563,142

Cost of sales .............    19,950,805     20,981,845     20,432,478

                             ------------   ------------   ------------
    Gross profit .........      6,533,910      6,816,883      6,130,664


Operating expenses:
    Selling .................   4,029,059      3,329,339      3,757,981
    General and administrative  2,540,064      2,331,128      3,048,573
    Non-recurring charges .....   878,147           --        1,120,500
                               ----------    -----------   ------------

   Total operating expenses ... 7,447,270      5,660,467      7,927,054
                             ------------   ------------   ------------

Income (loss) from operations    (913,360)     1,156,416     (1,796,390)


Other income (expense):
    Interest expense ......      (323,530)      (499,818)      (260,233)
    Other income, net               9,516         26,497         19,495
                             ------------   ------------   ------------

    Total other income
      (expense) ............     (314,014)      (473,321)      (240,738)
                              ------------   ------------   ------------
Earnings (loss)
   before income taxes ....    (1,227,374)       683,095     (2,037,128)

Income tax benefit (expense)      455,000       (273,000)       767,986
                             ------------   ------------   ------------

Net earnings (loss) ......  $   (772,374)  $    410,095   $ (1,269,142)
                             ============   ============   ============

Earnings (loss) per share -
     basic and diluted .....       (0.22)          0.12          (0.37)
                             ============   ============   ============

Average shares outstanding
     - basic ...............    3,464,698      3,456,278      3,449,068
                             ============   ============   ============

Average shares outstanding
     - diluted ............     3,464,698      3,535,288      3,449,068
                             ============   ============   ============




                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                 Common Stock           Retained
                                              Shares       Amount       Earnings         Total
                                             ----------   -----------   ----------  ------------


Balance at September 30, 1995 ............   3,445,000   $ 7,432,987   $4,580,201  $ 12,013,188

Issuance of stock upon
    exercise of options                          9,605        44,952         --          44,952

Net loss .................................        --             --    (1,269,142)   (1,269,142)
                                            -------------   ----------  -----------  -----------

Balance at September 30, 1996 ............   3,454,605     7,477,939    3,311,059    10,788,998

Issuance of stock upon
  exercise of options                            4,380        20,498         --          20,498

Tax benefit of stock options                      --          23,428         --          23,428

Net earnings .............................        --           --         410,095       410,095
                                             ----------     ---------   ---------   -----------


Balance at September 30, 1997 ............   3,458,985     7,521,865    3,721,154    11,243,019

Issuance of stock upon
    exercise of options                          5,760        26,957         --          26,957

Net loss .................                         --            --      (772,374)     (772,374)
                                             ----------   -----------   ----------  ------------

Balance at September 30, 1998 .............   3,464,745   $ 7,548,822   $2,948,780  $ 10,497,602
                                             ==========   ===========   ==========  ============














                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Year Ended September 30,
                                                                -------------------------
                                                          1998          1997          1996
                                                      -----------   -----------   -----------
Cash flows from operating activities:
    Net earnings (loss)                              $   (772,374) $    410,095   $(1,269,142)
    Adjustments  to reconcile net earnings (loss)
      to net cash provided by (used
    in) operating activities:
        Depreciation and amortization                   1,036,627       985,401       850,696
        Deferred taxes                                   (402,000)      144,761      (942,147)
        Non-recurring charges                             878,147            --     1,120,500
        Changes in operating assets and liabilities:
            Accounts receivable                           898,665       (67,270)   (1,293,887)
            Inventories                                   292,100     1,792,740    (3,709,016)
            Prepaid expenses                              (24,936)       38,254        42,270
            Other assets                                  (13,953)      (69,964)     (223,612)
            Accounts payable                              222,592    (1,970,701)    2,207,367
            Accrued expenses                              178,574      (215,562)      326,415
            Income taxes payable                             --        (102,356)       72,363
                                                      -----------   -----------   -----------

    Net cash provided by (used in)
     operating activities                               2,293,442       945,398    (2,818,193)

Cash flows from investing activities:
    Capital expenditures, net                            (342,630)     (446,540)   (1,348,286)
    Acquisition of Carver
     professional sound division                             --            --      (1,792,616)
                                                       -----------   -----------   -----------
    Net cash used in investing activities                (342,630)     (446,540)   (3,140,902)

Cash flows from financing activities:
    Notes payable, net                                 (2,247,936)   (1,131,047)    3,928,983
    Proceeds from long-term obligations                 1,125,000       800,000          --
    Repayment of long-term obligations                   (854,834)     (211,733)     (113,804)
    Proceeds from exercise of stock options                26,957        43,926        44,952
                                                      -----------   -----------   -----------
   Net cash provided by (used in)
      financing activities                             (1,950,813)     (498,854)    3,860,131
                                                      -----------   -----------   -----------

Increase (decrease) in cash and cash equivalents               (1)            4    (2,098,964)

Cash and cash equivalents, beginning of period              2,603         2,599     2,101,563
                                                      -----------   -----------   -----------
Cash and cash equivalents,
     end of period                                    $     2,602   $     2,603   $     2,599
                                                      ===========   ===========   ===========
Supplemental disclosures:
    Cash paid for interest                            $   334,000   $   513,000   $   215,280
    Cash paid for income taxes                             44,000       222,000       102,000
    Equipment financed by long-term obligations              --          36,168        16,145
    Note payable issued for Carver acquisition               --            --         350,000




                        See Notes to Financial Statements

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Three Years Ended September 30, 1998


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

      Reporting Periods. The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in September. Fiscal years 1998 and 1997 were 52 weeks and fiscal 1996 was 53 weeks. For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

      Goodwill. Goodwill arising at the Company's inception is amortized using the straight-line method over a period of twenty years. Goodwill arising from the acquisition of the Carver professional sound division is amortized using the straight-line method over a period of five years. Accumulated amortization was $157,000 and $117,000 as of September 30, 1998 and 1997.

      Financial Instruments and Fair Values. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available for debt with similar terms and maturities.

Revenue Recognition. Revenue is recognized upon shipment of the product.

     Stock Options. Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, is followed to account for stock options. No compensation cost is recognized because the option exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

      Income Taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of temporary differences are reported as deferred taxes. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

     Earnings (Loss) Per Share. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share and superseded APB Opinion No. 15, Earnings Per Share. SFAS No. 128 was adopted on October 1, 1997. Basic earnings
(loss) per share is based on the average number of common shares outstanding during each period. Diluted earnings per share reflects the potential shares issuable upon assumed exercise of the outstanding stock options and warrants based on the treasury stock method. Earnings (loss) per share under SFAS No. 128 for the years ended September 30, 1997 and 1996 did not differ from the earnings
(loss) per share previously reported.

      Prospective Accounting Change. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 will be effective for the year ending September 30, 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Phoenix Gold operates in a single industry segment as described in Note 13. Adoption of SFAS No. 131 may result in additional disclosures in the notes to financial statements, but will have no impact on the financial statements.

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


      The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 1996. The pro forma results give effect to cost of goods sold, amortization of goodwill and the effects on interest expense, interest income and taxes. However, a one-time, nonrecurring, pretax charge of $1.1 million relating to the purchase price allocated to in-process research and development expenses has not been included in the following pro forma results.

                        1996
                ------------


Net sales ....  $ 26,991,519
Net loss            (657,791)

Loss per share         (0.19)


     The pro forma amounts may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated, or the results that may be obtained in the future.

Note 3 - NON-RECURRING CHARGES

      Non-recurring charges consist of the following:

                                                          1998         1997               1996
                                                       ----------     ----------     ----------

Impairment of product line                            $  913,147      $       --     $        --
Restructuring of operations                              198,000              --              --
In-process research & development                             --              --       1,120,500
                                                       ---------       ----------     ----------
   Total non-recurring charges .... ................   1,111,147              --       1,120,500

Less inventory write-down included in
    cost of sales
                                                       (233,000)              --              --
                                                       --------       ----------     -----------
  Total non-recurring charges                         $  878,147      $      --      $ 1,120,500

                                                       ==========    ===========      ===========

      In the fourth quarter of 1998, the Company began to implement a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs. A pre-tax provision of $1.1 million was recorded for these actions. With the phase-out of the product line, the Company determined that an impairment of tooling and royalty costs associated with the product line existed. In addition, the impairment of the product line required a write-down of inventories, which is included in cost of sales in the Statement of Operations for the year ended September 30, 1998. Additionally, the restructuring plan included the write-off of leasehold improvements in connection with the early termination of a lease on an adjacent building and the separation of certain employees.

Note 4 - ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                               1998          1997
                                                        -----------   -----------

      Accounts receivable ............................  $ 4,587,965   $ 5,446,630
      Allowance for doubtful accounts ................     (300,000)     (260,000)
                                                        -----------   -----------
          Total accounts receivable, net .............  $ 4,287,965   $ 5,186,630
                                                        ===========   ===========
Note 5 - INVENTORIES

      Inventories consist of the following:
                                                               1998          1997
                                                        -----------   -----------

      Raw materials ..................................  $ 2,732,112   $ 2,818,409
      Work-in-process                                         8,527        11,867
      Finished goods .................................    4,058,828     4,204,428
      Supplies .......................................       87,253       144,116
                                                        ===========   ===========
          Total inventories ..........................  $ 6,886,720   $ 7,178,820
                                                        ===========   ===========


Note 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                               1998          1997
                                                        -----------   -----------

      Machinery, equipment, and vehicles .............  $ 4,526,903   $ 4,434,003
      Leasehold improvements .........................    1,527,834     1,590,012
      Construction in progress .......................       46,835       155,052
                                                          6,101,572     6,179,067
      Less accumulated depreciation
        and amortization .............................   (3,579,567)   (2,700,240)
                                                        ===========   ===========
          Total property and equipment, net ..........  $ 2,522,005   $ 3,478,827
                                                        ===========   ===========

Note 7 - NOTE PAYABLE

      A $5.5 million revolving operating line of credit is available through December 31, 1998. Interest on the borrowings is equal to the bank's prime lending rate (8.5% at September 30, 1998) or LIBOR plus an additional percentage. At September 30, 1998, the borrowings bore interest at 7.94%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Borrowings under the line of credit are secured by accounts receivable, inventories and certain other assets. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of September 30, 1998, the Company was eligible to borrow $4.6 million under the line of credit. Borrowings under the line of credit were $900,000 as of that date. Borrowings as of September 30, 1997 were $3.1 million and bore interest at 10.00%.

      A $350,000 note payable to Carver Corporation related to the acquisition of the professional sound division was paid in full in 1997. The note bore interest at a rate of 6%.


Note 8 - LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                            1998        1997
                                                     -----------   ---------

Capital lease obligations, secured by equipment ...  $ 1,127,775   $ 161,210

Term note, due April 2002, payable in monthly
  installments, including interest at 5.9%,
  secured by equipment ............................       27,586      34,709

Term note, due August 1999, payable in monthly
  installments, including interest at 9.0%,
  secured by equipment
                                                           5,401      10,809

Term note, payable in monthly installments,
  including interest at 11.1%, paid in full                 ----     684,498
                                                     -----------   ---------
                                                       1,160,762     890,596
Less current portion ..............................     (222,529)   (395,669)
                                                     -----------   ---------
    Total long-term obligations ...................  $   938,233   $ 494,927
                                                     ===========   =========


Maturities on long-term obligations are as follows:

   September 30,

   1999             $ 222,529
   2000               216,040
   2001               234,377
   2002               245,985
   2003               241,831
                     --------
   Total          $ 1,160,762
                    =========

      During July 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25%. The financing agreement provides up to $200,000 of future equipment term financing. The agreement also contains covenants which require a minimum level of tangible net worth and a minimum ratio of debt service coverage.

Note 9 - COMMITMENTS

      The Company leases its office, warehouse and manufacturing facility under a five-year operating lease agreement. Terms of the lease include an option to purchase the facility and an option to extend the length of the lease for five additional years. The Company also leases manufacturing equipment under capital lease agreements.

      Minimum future rentals under capital and operating leases having initial or remaining terms of one year or more are as follows:

                                                                     Capital               Operating
                                                                     Leases                   Leases
                                                                    -----------             --------
September 30,
1999                                                               $   293,664              $172,350
2000                                                                   275,349
2001                                                                   275,349
2002                                                                   275,349
2003                                                                   252,404
                                                                      --------            ----------
                                                                     1,372,115              $172,350
                                                                                            ========
Less amount representing interest ..............................      (244,340)
                                                                      --------
    Present value of minimum lease payments ...................... $ 1,127,775
                                                                      ========

     Rent expense under operating leases for the three years ended September 30, 1998, 1997 and 1996 was $365,000, $333,000 and $348,000.

      On December 10, 1998, the Company entered into an agreement with a third party to purchase 216,000 shares of Company common stock for approximately $351,000.

Note 10 - TAXES

      Income tax benefit (expense):

                         1998        1997        1996
                    ---------   ---------   ---------
Current:
  Federal ........  $  47,000   $(112,000)  $(155,831)
  State                 6,000     (16,239)    (18,330)
                    ---------   ---------   ---------
    Total current      53,000    (128,239)   (174,161)

Deferred:
  Federal ........    368,000    (127,000)    842,974
  State ..........     34,000     (17,761)     99,173
                    ---------   ---------   ---------
    Total deferred    402,000    (144,761)    942,147
                    =========   =========   =========
      Total ......  $ 455,000   $(273,000)  $ 767,986
                    =========   =========   =========

      Effective income tax rates are as follows:

                                                        1998    1997      1996
                                                       ------  ------    ------
Taxes at statutory
   federal income tax rate                              34.0%    (34.0%) 34.0%

State taxes, net of
  federal benefit                                        4.4      (4.4)   4.4

Other, net                                              (1.3)     (1.6)  (0.7)
                                                       -----     -----   -----
    Total
                                                        37.1%    (40.0%) 37.7%
                                                       ======    =====   =====

      The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

                                           1998           1997
                                     -------------    ---------

Deferred tax liability - depreciation  $   (72,000)  $(179,000)

Deferred tax assets:
  Accrued expenses ..................      286,000     154,000
  Goodwill and other intangibles ....      550,000     410,000
  Inventory valuation ...............      249,000     226,000
                                       -----------   ---------
    Total deferred tax assets .......    1,085,000     790,000
                                       ===========   =========
      Net deferred taxes ............  $ 1,013,000   $ 611,000
                                       ===========   =========

Current deferred tax asset ..........  $   446,000   $ 380,000
Long-term deferred tax asset ........      567,000     231,000
                                       -----------   ---------
      Net deferred taxes ............  $ 1,013,000   $ 611,000
                                       ===========   =========

Note 11 - BENEFIT PLAN

      Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997 which covers substantially all employees. Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations. The Company matches 100% of employee contributions up to $750 of each participating employee's compensation. The matching contribution expense was $77,000 and $10,000 for the years ended September 30, 1998 and 1997.

      The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. No profit sharing expense was approved for the years ended September 30, 1998 and 1997.

Note 12 - STOCK OPTION PLAN

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

      Information relating to option activity for the Stock Option Plan is set forth below:

                                  Outstanding Options                     Exercisable
                                  ------------------                -----------------------
                                                  Weighted                         Weighted
                              Shares     Number   Average            Number         Average
                             Available    of     Exercise             of           Exercise
                            for Option  Shares     Price             Shares         Price
--------------------------------------  --------   --------       ---------          -------


September 30, 1995           17,325     297,675   $   4.92          120,613            $4.92

Reserved                    200,000           --          -
Granted                     (10,295)     10,295      9.57
Exercised                                (9,605)     4.68
Canceled                      2,500      (2,500)     8.22
                            -------     -------      -----
September 30, 1996          209,530      295,865     5.06           161,764             4.97

Granted                    (239,545)     239,545     5.34
Exercised                        --       (4,380)    4.68
Canceled                     38,930      (38,930)    6.28
                        ----------       -------

September 30, 1997            8,915      492,100      5.10          221,615             4.97

Granted                     (11,550)      11,550      4.00
Exercised                                 (5,760)     4.68
Canceled                    128,575   (  128,575)     5.74
                         ----------    ---------

September 30, 1998          125,940      369,315   $  4.85          258,383             $4.86
                         ==========     ========

      The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 1998:


                          Outstanding                                 Exercisable
            ----------------------------------                    -----------------------
                          Weighted
                           Average .  Weighted                                  Weighted
Range of                 Remaining    Average                                   Average
Exercise      Number     ontractual   Exercise                      Number      Exercise
Prices      of Shares    Life          Price                       of Shares   Price
-----------  --------  ----------    ----------                    --------    ----------
$4.00-$4.75   277,915         6.2       $  4.67                    190,850        $    4.69
$5.15-$5.50    90,000         4.5          5.31                     66,600             5.25
     $11.75     1,400         2.3         11.75                        933            11.75
            ----------    -------        ------                    --------        --------
              369,315         5.7       $  4.85                    258,383        $    4.86
              ========  ==========      =======                     =======        =========

     At September 30, 1998 and 1997, there were outstanding warrants to purchase up to 110,000 shares of common stock at $8.10 per share. Such warrants became exercisable on May 4, 1996 and expire on May 3, 2000.

      At September 30, 1998, a nonqualified option to purchase 5,000 shares of common stock was outstanding at $4.63 per share. Such option becomes exercisable ratably over a three- year period and expires in 2007.

      Phoenix Gold has elected to continue to account for stock options according to APB Opinion No. 25. However, as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average estimated fair value of options granted during 1998 and 1997 was $2.45 and $4.52 per share. The weighted average assumptions used for stock option grants during the years ended September 30, 1998 and 1997 were a risk free interest rate of 5.75% and 6.25%, an expected dividend yield of 0% and 0%, an expected life of 5.0 years and 7.1 years and an expected volatility of 67.8% and 94.6%.

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

      For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. Pro forma net earnings
(loss) and earnings (loss) per share is as follows:


                                                 1998       1997
                                     ----------------   --------
Pro forma net earnings (loss) .....  $       (781,301)  $306,039
Pro forma earnings (loss) per share             (0.23)      0.09



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

Note 13 - SALES  AND MAJOR CUSTOMERS

      Phoenix Gold operates in a single industry segment: the manufacturing and sales of electronics, accessories and speaker products for use in car and professional sound audio and custom home audio and video applications. Net sales by geographic region are as follows:


                                1998         1997         1996
                         -----------  -----------  -----------
United States .........  $17,903,217  $16,894,741  $16,161,385
International:
  Europe ..............    4,624,273    5,565,352    5,578,371
  Asia ................      945,600    2,245,232    2,054,498
  Other ...............    3,011,625    3,093,403    2,768,888
                         -----------  -----------  -----------
    Total international    8,581,498   10,903,987   10,401,757
                         ===========  ===========  ===========
    Net sales .........  $26,484,715  $27,798,728  $26,563,142
                         ===========  ===========  ===========

      No customer accounted for 10% or more of the Company's net sales during the years ended September 30, 1998, 1997 or 1996. As of September 30, 1998, one customer accounted for approximately 15.5% of total accounts receivable and as of September 30, 1997, two customers accounted for approximately 11.4% and 10.8% of total accounts receivable.

Note 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of operating results by quarter for the years ended September 30, 1998 and 1997:

1998 quarter ended ......  December 31   March 31      June 30   September 30         Total
                           ----------  ----------  -----------   -----------   ------------

Net sales ...............  $6,058,001  $6,613,495  $ 7,687,304   $ 6,125,915   $ 26,484,715
Gross profit ............   1,414,797   1,787,877    2,297,119     1,034,117      6,533,910
Net earnings (loss) (1) .       3,002      67,995      269,535    (1,112,906)      (772,374)
Earnings (loss) per share        0.00        0.02         0.08         (0.32)         (0.22)



1997 quarter ended
Net sales ...............  $ 5,572,276   $6,263,430  $8,263,509  $7,699,513  $ 27,798,728
Gross profit ............      977,129    1,498,048   2,482,196   1,859,510     6,816,883
Net earnings (loss) .....     (312,503)     (25,054)    585,933     161,719       410,095
Earnings (loss) per share        (0.09)       (0.01)       0.17        0.05          0.12


(1) See Note 3 to Financial Statements describing non-recurring charges.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PHOENIX GOLD INTERNATIONAL, INC.


                                                 By:       /s/ Keith A. Peterson
                                                               Keith A. Peterson
                                                         Chairman, President and
                                                         Chief Executive Officer

                                                          Date:December 15, 1998


      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                                           Capacity                        Date


/s/ Keith A. Peterson
------------------------------------                                      Chairman, President and         December 15, 1998
Keith A. Peterson                                                         Chief Executive Officer
                                                                         (Principal Executive Officer)


/s/ Timothy G. Johnson
-------------------------------------                                     Executive Vice President,       December 15, 1998
Timothy G. Johnson                                                        Chief Operating Officer and
                                                                          Director


/s/ Joseph K. O'Brien
------------------------------------                                      Chief Financial Officer and     December 15, 1998
Joseph K. O'Brien                                                         Secretary (Principal Financial
                                                                          and Accounting Officer)

/s/ Robert A. Brown
------------------------------------                                      Director                        December 15, 1998
Robert A. Brown



/s/ Edward A. Foehl
 ...................................                                       Director                        December 15, 1998

Edward A. Foehl



/s/ Frank G. Magdlen
 .................................                                        Director                        December 15, 1998
Frank G. Magdlen



                                  EXHIBIT INDEX





Exhibit   Description ..........................................  Page

  23.1    Consent of Deloitte & Touche LLP, Independent Auditors  35

  27      Financial Data Schedule ..............................  36