Form 10-Q
period 1998-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 1999-02-04
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998, or

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________ to ____________


                         Commission file number 0-25866
                         ------------------------------


                        PHOENIX GOLD INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             OREGON                                      93-1066325
--------------------------------------------------------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                 Identification Number)


                9300 NORTH DECATUR STREET, PORTLAND, OREGON  97203
                ---------------------------------------------------
         (Address of principal executive offices)        (Zip code)


                                 (503) 288-2008
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,248,745 shares of the issuer's common stock outstanding as of January 29, 1999.


                                               PHOENIX GOLD INTERNATIONAL, INC.
                                       FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998


                                                            INDEX
                                                            -----


Part I.        FINANCIAL INFORMATION                                                                              Page
                                                                                                                  ----

               Item 1.     Financial Statements

                           Balance Sheets at December 31, 1998 (unaudited)
                           and September 30, 1998 (audited)                                                         3

                           Statements of Earnings for the Three Months Ended
                           December 31, 1998 and 1997 (unaudited)                                                   4

                           Statements of Cash Flows for the Three Months Ended
                           December 31, 1998 and 1997 (unaudited)                                                   5

                           Notes to Financial Statements                                                            6

               Item 2.     Management's Discussion and Analysis of Financial Condition                              8
                           and Results of Operations


Part II.       OTHER INFORMATION

               Item 6.      Exhibits and Reports on Form 8-K                                                        11



SIGNATURES                                                                                                          12

INDEX TO EXHIBITS                                                                                                   13



Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                                                 PHOENIX GOLD INTERNATIONAL, INC.
                                                           BALANCE SHEETS


                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                1998                  1998
                                                                          ------------------    ------------------
                                                                             (UNAUDITED)            (AUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                              $        2,599        $        2,602
    Accounts receivable, net                                                    4,594,460             4,287,965
    Inventories                                                                 6,321,512             6,886,720
    Prepaid expenses                                                              254,438               169,621
    Deferred taxes                                                                434,000               446,000
                                                                          ------------------    ------------------
        Total current assets                                                   11,607,009            11,792,908

Property and equipment, net                                                     2,316,748             2,522,005
Goodwill, net                                                                     207,798               217,702
Deferred taxes                                                                    569,000               567,000
Other assets                                                                      100,089               108,513
                                                                          ------------------    ------------------

        Total assets                                                       $   14,800,644         $  15,208,128
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    1,197,355         $   1,781,341
    Line of credit                                                              1,508,189               900,000
    Accrued payroll and benefits                                                  262,577               420,209
    Other accrued expenses                                                        379,432               448,214
    Current portion of long-term obligations                                      218,061               222,529
                                                                          ------------------    ------------------
        Total current liabilities                                               3,565,614             3,772,293

Long-term obligations                                                             887,492               938,233

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,248,745 and 3,464,745 shares                 7,192,422             7,548,822
    Retained earnings                                                           3,155,116             2,948,780
                                                                          ------------------    ------------------
        Total shareholders' equity                                             10,347,538            10,497,602
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                         $   14,800,644          $ 15,208,128
                                                                          ==================    ==================


                                                 SEE NOTES TO FINANCIAL STATEMENTS


                                                    PHOENIX GOLD INTERNATIONAL, INC.
                                                          STATEMENTS OF EARNINGS
                                                                 (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                           ----------------------------------------
                                                                                 1998                  1997
                                                                           ------------------    ------------------

Net sales                                                                   $    6,665,935        $    6,058,001

Cost of sales                                                                    4,944,883             4,643,204
                                                                           ------------------    ------------------

    Gross profit                                                                 1,721,052             1,414,797


Operating expenses:
    Selling                                                                        786,681               755,053
    General and administrative                                                     542,177               566,278
                                                                           ------------------    ------------------
        Total operating expenses                                                 1,328,858             1,321,331
                                                                           ------------------    ------------------

Income from operations                                                             392,194                93,466

Other income (expense):
    Interest expense                                                               (48,858)              (97,439)
    Other income, net                                                                    -                 7,975
                                                                           ------------------    ------------------

        Total other income (expense)                                               (48,858)              (89,464)
                                                                           ------------------    ------------------

Earnings before income taxes                                                       343,336                 4,002

Income tax expense                                                                (137,000)               (1,000)
                                                                           ------------------    ------------------

Net earnings                                                                $      206,336       $         3,002
                                                                           ==================    ==================

Earnings per share - basic and diluted                                      $         0.06       $          0.00
                                                                           ==================    ==================

Average shares outstanding - basic                                               3,436,261             3,464,555
                                                                           ==================    ==================

Average shares outstanding - diluted                                             3,436,261             3,485,296
                                                                           ==================    ==================


                                                SEE NOTES TO FINANCIAL STATEMENTS

                                                PHOENIX GOLD INTERNATIONAL, INC.
                                                    STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                               ----------------------------------
                                                                                    1998               1997
                                                                              ---------------    ----------------

Cash flows from operating activities:
    Net earnings                                                               $   206,336        $      3,002
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                              245,825             252,424
        Deferred taxes                                                              10,000              31,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                   (306,495)            852,700
            Inventories                                                            565,208             311,300
            Prepaid expenses                                                       (84,817)           (142,537)
            Other assets                                                                 -              (3,106)
            Accounts payable                                                      (583,986)           (446,397)
            Accrued expenses                                                      (226,414)           (164,187)
                                                                             ----------------      --------------

    Net cash provided by (used in) operating activities                           (174,343)            694,199

Cash flows from investing activities:
    Capital expenditures, net                                                      (22,240)            (70,718)
                                                                             ----------------     ---------------

    Net cash used in investing activities                                          (22,240)            (70,718)

Cash flows from financing activities:
    Line of credit, net                                                            608,189            (554,219)
    Repayment of long-term obligations                                             (55,209)            (96,221)
    Purchase of common stock                                                      (356,400)                  -
    Proceeds from exercise of stock options                                              -              26,957
                                                                             ----------------    ----------------

    Net cash provided by (used in) financing activities                            196,580            (623,483)
                                                                             ----------------    ----------------

Decrease in cash and cash equivalents                                                   (3)                 (2)

Cash and cash equivalents, beginning of period                                       2,602               2,603
                                                                              ---------------    ---------------

Cash and cash equivalents, end of period                                       $     2,599       $       2,601
                                                                              ===============    ===============

Supplemental disclosure:
    Cash paid for interest                                                     $    50,000       $     102,000


                                                 SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1998 and the results of its operations and its cash flows for the three-month periods ended December 31, 1998 and 1997.


NOTE 2 - REPORTING PERIODS

      The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 1999 and fiscal 1998 are 52-week years and all quarters are 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.


NOTE 3 - PROSPECTIVE ACCOUNTING CHANGE

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 will be effective for the year ending September 30, 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Phoenix Gold operates in a single industry segment. Adoption of SFAS No. 131 may result in additional disclosures in the notes to financial statements, but will have no impact on the financial statements.

NOTE 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                                            DECEMBER 31,             SEPTEMBER 30,
                                                                1998                      1998
                                                        ---------------------    ---------------------
      Raw materials                                       $     2,453,241          $      2,732,112
      Work-in-process                                               5,923                     8,527
      Finished goods                                            3,777,595                 4,058,828
      Supplies                                                     84,753                    87,253
                                                        =====================    =====================
          Total inventories                               $     6,321,512          $      6,886,720
                                                        =====================    =====================

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                            DECEMBER 31,              SEPTEMBER 30,
                                                                1998                       1998
                                                        ---------------------    ---------------------
      Machinery, equipment, and vehicles                  $     4,546,702           $     4,526,903
      Leasehold improvements                                    1,527,834                 1,527,834
      Construction in progress                                     49,276                    46,835
                                                        ---------------------    ---------------------
                                                                6,123,812                 6,101,572
      Less accumulated depreciation
        and amortization                                       (3,807,064)               (3,579,567)
                                                        =====================    =====================
          Total property and equipment, net               $     2,316,748           $     2,522,005
                                                        =====================    =====================


NOTE 6 - LINE OF CREDIT

     During December 1998, the Company renewed its $5.5 million revolving operating line of credit on essentially the same terms through December 1999.


NOTE 7 - COMMITMENTS

      The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock. On December 15, 1998, the Company acquired 216,000 shares of its common stock from a third party for $356,400.

      During December 1998, the Company exercised its option to purchase the facility which it leases under an operating lease. The purchase price is $3.1 million and the closing is expected to occur on June 30, 1999. Management intends to sell and leaseback the facility as soon as the purchase is completed. The completion of the sale and leaseback transaction assumes that management is able to locate a buyer and negotiate the sale and leaseback on acceptable terms to the Company. There is no assurance that management will be able to identify a buyer for the facility and to negotiate a sale and leaseback on acceptable terms.

PART I.    FINANCIAL INFORMATION
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

      Net sales increased $608,000, or 10.0%, to $6.7 million for the three months ended December 31, 1998 compared to $6.1 million for the three months ended December 31, 1997 due principally to increased domestic sales. Domestic sales increased $1.1 million, or 30.9%, to $4.8 million for the three months ended December 31, 1998 compared to $3.7 million for the three months ended December 31, 1997. International sales decreased 22.3% to $1.8 million for the three months ended December 31, 1998, from $2.4 million in the comparable 1997 period. International sales represented 27.7% and 39.2% of net sales for the three months ended December 31, 1998 and 1997, respectively. The Company expects international sales for fiscal 1999 to remain at levels lower than historically achieved due to current world-wide economic conditions.

      Sales of electronics, speakers and accessories increased 14.9%, 4.9% and 2.9%, respectively for the three months ended December 31, 1998 compared to the corresponding quarter in fiscal 1998 due to increased domestic sales.

      Gross profit increased to 25.8% from 23.4% of net sales for the three months ended December 31, 1998 and 1997, respectively, primarily due to increased sales volume which caused manufacturing overhead to decrease as a percentage of sales.

     Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $8,000, or 0.6%, to $1,329,000 for the three months ended December 31, 1998 compared to $1,321,000 for the three months ended December 31, 1997. Operating expenses were 19.9% and 21.8% of net sales in the respective three-month periods.

      Selling expenses increased $32,000, or 4.2%, to $787,000 for the three months ended December 31, 1998 compared to $755,000 for the comparable 1997 period. Selling expenses were 11.8% and 12.5% of net sales in the respective three-month periods. The increased selling expenses in dollar amount were due to higher payroll costs as a result of additional sales and marketing personnel.

      General and administrative expenses decreased $24,000, or 4.3%, to $542,000 for the three months ended December 31, 1998 compared to $566,000 for the comparable fiscal 1998 period. General and administrative expenses were 8.1% and 9.3% of net sales in the respective three-month periods. The decreased general and administrative expenses were due to lower payroll costs as a result of decreases in personnel.

      Interest expense decreased by $49,000 to $48,000 for the three months ended December 31, 1998 compared to $97,000 for the three months ended December 31, 1997. The decrease in interest expense was due to lower average debt levels during the three months ended December 31, 1998 due to the reduction of debt as compared to the corresponding quarter in fiscal 1998 and lower interest rates on the outstanding borrowings.

      Net earnings were $206,000, or $0.06 per share (basic and diluted) for the three months ended December 31, 1998, compared to net earnings of $3,000, or $0.00 per share (basic and diluted) for the three months ended December 31, 1997. The increase in net earnings in the first quarter of fiscal 1999 compared to the corresponding quarter in fiscal 1998 was due to increased sales, improved gross margin and cost control programs which reduced operating expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the first quarter of fiscal 1999 from cash provided from financing activities. Net cash used in operating activities was $174,000 for the three months ended December 31, 1998. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, resulting in low reported cash balances.

      Accounts receivable increased by $306,000 during the three months ended December 31, 1998 due to the increase in net sales. Inventories decreased by $565,000 and accounts payable decreased $584,000 during the first quarter of fiscal 1999 due to management's continuing efforts to reduce inventory levels in order to reduce outstanding liabilities. Prepaid expenses increased $85,000 during the three months ended December 31, 1998, primarily due to trade show deposits and insurance costs incurred at the beginning of the Company's fiscal year. The line of credit increased $608,000 due to the reduction in accounts payable and accrued expenses. Accrued expenses decreased $226,000 due to lower accrued payroll and benefits at December 31, 1998. Overall, net working capital increased $21,000 during the first quarter of fiscal 1999.

      During the first quarter of fiscal 1999, the Board of Directors authorized the Company to purchase up to $1.0 million of Company common stock. On December 15, 1998, the Company acquired 216,000 shares of its common stock from a third party for $356,400 financed by borrowings under the Company's operating line of credit.

      During the first quarter of fiscal 1999, the Company also completed its restructuring plan implemented during the fourth quarter of fiscal 1998. Cash payments were not material.

      The Company made capital expenditures of $22,000 in the three months ended December 31, 1998. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1999 will not exceed $400,000. These anticipated expenditures will be financed from proceeds of short-term debt and cash provided from operations.

      During December 1998, the Company exercised its option to purchase the office and manufacturing facility which it leases under an operating lease. The purchase price is $3.1 million and the closing is expected to occur on June 30, 1999. Management intends to sell and leaseback the facility as soon as the purchase is completed. The completion of the sale and leaseback transaction assumes that management is able to locate a buyer and negotiate the sale and leaseback on acceptable terms to the Company. There is no assurance that management will be able to identify a buyer for the facility and to negotiate a sale and leaseback on acceptable terms.

     During December 1998, the Company renewed its $5.5 million revolving operating line of credit on essentially the same terms through December 1999.

      The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.

YEAR 2000 CONVERSION
--------------------

      The Company has begun a process to prepare its computer systems and applications for the Year 2000 date conversion. The process includes a review of information systems used in the Company's internal business as well as by third party vendors, manufacturers and suppliers. The Company has substantially completed its internal assessment of Year 2000 conversion requirements. The Company's products do not include embedded technology, such as microcontrollers. The Company's third party interfaces, such as those with its vendors and customers, are not computerized, and the Company's information systems utilize standard, readily available business software. As a result, the Company believes the effect of the Year 2000 conversion on its business will not be material.

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

FORWARD-LOOKING STATEMENTS
--------------------------

      This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; business conditions in international markets; changes in the number of customers; the timing and size of orders by dealers, distributors and OEM customers; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third party vendors; and cost and yield issues associated with production at the Company's factory.

PART II. OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                 10.1 Loan Agreement dated December 18, 1998 between the Company and U.S. National Bank Association

                 10.2 Promissory Note dated December 28, 1998 made by the Company in favor of U.S. National Bank Association

                 27      Financial Data Schedule

         (b) Reports on Form 8-K

                 A current report on Form 8-K, dated December 18, 1998, was filed on December 21, 1998 to report the Company's purchase of 216,000 shares of its common stock.

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

                                  PHOENIX GOLD INTERNATIONAL, INC.



                                  /s/ Joseph K. O'Brien
                                  ------------------------
                                  Joseph K. O'Brien
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated:  February 4, 1999



                                                             INDEX TO EXHIBITS



       Exhibit                                                                                           Page
       -------                                                                                           ----
        10.1        Loan Agreement dated December 18, 1998 between the Company
                    and U.S. National Bank Association                                                    14

        10.2        Promissory Note dated December 28, 1998 made by the Company
                    in favor of U.S. National Bank Association                                            20

        27          Financial Data Schedule                                                               27

