Form 10-Q
period 1999-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 1999-05-07
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999, or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,248,745 shares of the issuer's common stock outstanding as of April 30, 1999.

                        PHOENIX GOLD INTERNATIONAL, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX
                                      -----

Part I.        FINANCIAL INFORMATION                                                                              Page

               Item 1.     Financial Statements

                           Balance Sheets at March 31, 1999 (unaudited)
                           and September 30, 1998 (audited)                                                          3

                           Statements of Earnings for the Three and Six Months Ended
                           March 31, 1999 and 1998 (unaudited)                                                       4

                           Statements of Cash Flows for the Six Months Ended
                           March 31, 1999 and 1998 (unaudited)                                                       5

                           Notes to Financial Statements                                                             6

               Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                 8


Part II.       OTHER INFORMATION

               Item 4.     Submission of Matters to a Vote of Security Holders                                      12


SIGNATURES                                                                                                          13

INDEX TO EXHIBITS                                                                                                   14


                                        PHOENIX GOLD INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                              MARCH 31,           SEPTEMBER 30,
                                                                                1999                  1998
                                                                          ------------------    ------------------
                                                                             (UNAUDITED)            (AUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                             $         2,599        $        2,602
    Accounts receivable, net                                                    3,919,912             4,287,965
    Inventories                                                                 6,017,253             6,886,720
    Prepaid expenses                                                              294,504               169,621
    Deferred taxes                                                                410,000               446,000
                                                                          ------------------    ------------------
        Total current assets                                                   10,644,268            11,792,908

Property and equipment, net                                                     2,191,329             2,522,005
Goodwill, net                                                                     197,892               217,702
Deferred taxes                                                                    565,000               567,000
Other assets                                                                      170,780               108,513
                                                                          ------------------    ------------------

        Total assets                                                       $   13,769,269        $   15,208,128
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $      794,065        $    1,781,341
    Line of credit                                                                700,000               900,000
    Accrued payroll and benefits                                                  341,083               420,209
    Other accrued expenses                                                        377,581               448,214
    Current portion of long-term obligations                                      214,890               222,529
                                                                          ------------------    ------------------
        Total current liabilities                                               2,427,619             3,772,293

Long-term obligations                                                             834,393               938,233

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,248,745 and 3,464,745 shares                 7,192,422             7,548,822
    Retained earnings                                                           3,314,835             2,948,780
                                                                          ------------------    ------------------
        Total shareholders' equity                                             10,507,257            10,497,602
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                         $   13,769,269        $   15,208,128
                                                                          ==================    ==================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                         PHOENIX GOLD INTERNATIONAL, INC.
                                              STATEMENTS OF EARNINGS
                                                    (UNAUDITED)




                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             MARCH 31                          MARCH 31
                                                  ------------------------------    -------------------------------
                                                       1999            1998              1999             1998
                                                  --------------- --------------    ---------------  --------------

Net sales                                         $   6,200,066   $   6,613,495     $  12,866,001     $ 12,671,496

Cost of sales                                         4,526,449       4,825,618         9,471,332        9,468,822
                                                  --------------  --------------    --------------    -------------

    Gross profit                                      1,673,617       1,787,877         3,394,669        3,202,674

Operating expenses:
    Selling                                             795,642         967,358         1,582,323        1,722,411
    General and administrative                          572,467         619,173         1,114,644        1,185,451
                                                  --------------  --------------    --------------    -------------

     Total operating expenses                         1,368,109       1,586,531         2,696,967        2,907,862
                                                  --------------  --------------    --------------    -------------

Income from operations                                  305,508         201,346           697,702          294,812

Other income (expense):
    Interest expense                                    (39,789)        (87,351)          (88,647)        (184,790)
    Other income, net                                         -               -                 -            7,975
                                                  --------------  --------------    --------------    -------------

     Total other income (expense)                       (39,789)        (87,351)          (88,647)        (176,815)
                                                  --------------  --------------    --------------    -------------

Earnings before income taxes                            265,719         113,995           609,055          117,997

Income tax expense                                     (106,000)        (46,000)         (243,000)         (47,000)
                                                  --------------  --------------    --------------    -------------

Net earnings                                      $     159,719   $      67,995     $     366,055     $     70,997
                                                  ==============  ==============    ==============    =============

Earnings per share - basic and diluted            $        0.05   $        0.02     $        0.11     $       0.02
                                                  ==============  ==============    ==============    =============

Average shares outstanding - basic                    3,248,745       3,464,745         3,342,503        3,464,650
                                                  ==============  ==============    ==============    =============

Average shares outstanding - diluted                  3,248,745       3,464,745         3,342,503        3,465,587
                                                  ==============  ==============    ==============    =============



                        SEE NOTES TO FINANCIAL STATEMENTS


                                       PHOENIX GOLD INTERNATIONAL, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ----------------------------------
                                                                                   1999               1998
                                                                              ---------------    ---------------

Cash flows from operating activities:
    Net earnings                                                              $    366,055       $     70,997
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                              489,038            506,875
        Deferred taxes                                                              38,000             32,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                    368,053            396,323
            Inventories                                                            869,467            329,431
            Prepaid expenses                                                      (124,883)          (129,402)
            Other assets                                                           (80,002)           (10,576)
            Accounts payable                                                      (987,276)          (263,234)
            Accrued expenses                                                      (149,759)           (25,224)
                                                                              ---------------    ---------------

    Net cash provided by operating activities                                      788,693            907,190

Cash flows from investing activities:
    Capital expenditures, net                                                     (120,817)          (168,069)
                                                                              ---------------    ---------------

    Net cash used in investing activities                                         (120,817)          (168,069)

Cash flows from financing activities:
    Line of credit, net                                                           (200,000)          (571,100)
    Repayment of long-term obligations                                            (111,479)          (194,979)
    Purchase of common stock                                                      (356,400)                 -
    Proceeds from exercise of stock options                                              -             26,957
                                                                              ---------------    ---------------

    Net cash used in financing activities                                         (667,879)          (739,122)
                                                                              ---------------    ---------------

Decrease in cash and cash equivalents                                                   (3)                (1)

Cash and cash equivalents, beginning of period                                       2,602              2,603
                                                                              ---------------    ---------------

Cash and cash equivalents, end of period                                      $      2,599       $      2,602
                                                                              ===============    ===============

Supplemental disclosures:
    Cash paid for interest                                                    $     80,000       $    190,000
    Cash paid for income taxes                                                     120,000                  -



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1999 and the results of its operations for the three- and six-month periods ended March 31, 1999 and 1998 and its cash flows for the six-months ended March 31, 1999 and 1998.


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

NOTE 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                                             MARCH 31,              SEPTEMBER 30,
                                                                1999                     1998
                                                        ---------------------    ---------------------

      Raw materials                                       $     2,294,735          $     2,732,112
      Work-in-process                                               8,682                    8,527
      Finished goods                                            3,646,583                4,058,828
      Supplies                                                     67,253                   87,253
                                                        ---------------------    ---------------------
          Total inventories                               $     6,017,253          $     6,886,720
                                                        =====================    =====================


NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                             MARCH 31,              SEPTEMBER 30,
                                                                1999                     1998
                                                        ---------------------    ---------------------

      Machinery, equipment, and vehicles                  $    4,595,458           $     4,526,903
      Leasehold improvements                                   1,575,320                 1,527,834
       Construction in progress                                   51,611                    46,835
                                                        ---------------------    ---------------------
                                                               6,222,389                 6,101,572
      Less accumulated depreciation
        and amortization                                      (4,031,060)               (3,579,567)
                                                        ---------------------    ---------------------
          Total property and equipment, net               $    2,191,329           $     2,522,005
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      Net sales decreased $413,000, or 6.3%, to $6.2 million for the three months ended March 31, 1999, compared to $6.6 million for the three months ended March 31, 1998 due principally to decreased international sales. Domestic sales increased $428,000, or 9.8%, to $4.8 million for the three months ended March 31, 1999 compared to $4.4 million for the three months ended March 31, 1998. International sales decreased 37.8% to $1.4 million from $2.2 million in the comparable 1998 period. The decrease resulted primarily from an 62.7% decrease in sales to Europe offset in part by an 19.9% increase in sales to the Asian and other international markets. International sales represented 22.4% and 33.7% of net sales for the three months ended March 31, 1999 and 1998, respectively. The Company expects international sales for fiscal 1999 to remain at levels lower than historically achieved due to current world-wide economic conditions.

      Net sales for the six months ended March 31, 1999 increased $195,000, or 1.5%, to $12.9 million from $12.7 million for the six months ended March 31, 1998 due to increased domestic sales offset in part by decreased international sales. Domestic sales increased $1.6 million, or 19.4%, to $9.6 million for the six months ended March 31, 1999 compared to $8.1 million for the six months ended March 31, 1998. For the six months ended March 31, 1999, international sales decreased 29.8% to $3.2 million from $4.6 million in the comparable 1998 period. The decrease resulted primarily from decreased sales to Europe and other international markets. International sales represented 25.1% and 36.3% of net sales for the six months ended March 31, 1999 and 1998, respectively.

      Gross profit remained unchanged at 27.0% of net sales for the three months ended March 31, 1999 and 1998, respectively. Gross profit increased to 26.4% of net sales for the six months ended March 31, 1998 from 25.3% for the comparable prior period. The increase was primarily due to an increased percentage of domestic versus international sales for the six months ended March 31, 1999 as compared to the first half of fiscal 1998.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses decreased $218,000, or 13.8%, to $1,368,000 for the three months ended March 31, 1999 compared to $1,587,000 for the three months ended March 31, 1998. Operating expenses were 22.1% and 24.0% of net sales in the respective three-month periods. Operating expenses decreased $211,000, or 7.3%, to $2,697,000 for the six months ended March 31, 1999 compared to the comparable period in fiscal 1998. Operating expenses were 21.0% and 22.9% of net sales in the respective six month periods.

      Selling expenses decreased $172,000, or 17.8%, to $796,000 for the three months ended March 31, 1999, compared to $967,000 for the comparable 1998 period. Selling expenses were 12.8% and 14.6% of net sales in the respective three-month periods. Selling expenses decreased 8.1% in the first half of fiscal 1999, to $1.6 million, compared to $1.7 million for the first half of fiscal
1998. Selling expenses were 12.3% and 13.6% of net sales in the respective six month periods. The decreased selling expenses were due to reduced promotional activities and sales incentive programs.

      General and administrative expenses decreased $47,000, or 7.5%, to $572,000 for the three months ended March 31, 1999, compared to $619,000 for the comparable fiscal 1998 period. General and administrative expenses were 9.2% and 9.4% of net sales in the respective three-month periods. General and administrative expenses decreased 6.0% in the first half of fiscal 1999, to $1.1 million, compared to $1.2 million for the first half of fiscal 1998. General and administrative expenses were 8.7% and 9.4% of net sales in the respective six month periods. The decreased general and administrative expenses were due to lower payroll costs as a result of decreases in personnel.

      Interest expense decreased by $48,000 to $40,000 for the three months ended March 31, 1999, compared to $87,000 for the three months ended March 31, 1998. Interest expense decreased by $96,000 to $89,000 for the first half of fiscal 1999 compared to $185,000 for the first half of fiscal 1998. The decrease was due to decreased borrowings and lower interest rates on the outstanding borrowings.

      Net earnings were $160,000, or $0.05 per share (basic and diluted), for the three months ended March 31, 1999, compared to net earnings of $68,000, or $0.02 per share (basic and diluted), for the three months ended March 31, 1998. Net earnings were $366,000, or $0.11 per share (basic and diluted), for the six months ended March 31, 1999, compared to net earnings of $71,000, or $0.02 per share (basic and diluted), for the comparable 1998 period. The increase in net earnings was due to improved gross margin and cost control programs which reduced operating expenses in dollar amount and as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the six months ended March 31, 1999 from cash generated from operating activities. Net cash provided by operating activities was $789,000 for the six months ended March 31, 1999. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, resulting in low reported cash balances.

      Accounts receivable decreased $368,000, inventories decreased by $869,000 and accounts payable decreased $987,000 during the first half of fiscal 1999 due to management's continuing efforts to improve working capital efficiency and reduce outstanding liabilities. Prepaid expenses increased $125,000 during the six months ended March 31, 1999, primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. The line of credit was decreased by $200,000 due to cash generated by reductions in accounts receivable and inventories. Overall, net working capital increased $196,000 during the first half of fiscal 1999.

      During November 1998, the Board of Directors authorized the Company to purchase up to $1.0 million of Company common stock. On December 15, 1998, the Company acquired 216,000 shares of its common stock from a third party for $356,400 financed by borrowings under the Company's operating line of credit.

      The Company made capital expenditures of $121,000 for the six months ended March 31, 1999. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1999 will be approximately $200,000. These anticipated expenditures will be financed by proceeds from the line of credit and cash provided from operations.

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

      During December 1998, the Company renewed its $5.5 million revolving operating line of credit on essentially the same terms through December 1999. As of March 31, 1999, the Company was eligible to borrow $4.4 million under the line of credit. Borrowings under the line of credit were $700,000 as of that date.

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

      Information systems that are determined not to be Year 2000 compliant will be modified, upgraded or replaced through acquisition and implementation of "off the shelf" upgrades to existing information system software. A portion of the upgrades has already been acquired from third party vendors at a cost of less than $20,000, and the balance of the upgrades is believed to be readily available. The Company plans to implement such upgrades during fiscal 1999 and believes the aggregate cost of all such upgrades will not be material.

      There can be no assurance, however, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, that certain systems at the Company, or systems at entities that provide services or goods for the Company, will operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although no assurance can be given, the inability to complete the Company's Year 2000 conversion on a timely basis or the failure of a system at the Company or at an entity that provides services and goods to the Company is not expected to have a material impact on future operating results, financial condition or cash flows.

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

                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 16, 1999. Voting common shareholders took the following actions at the meeting:

1. The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                                          Shares               Shares               Shares               Broker
                 Name                    Voted for            Withheld            Abstaining            Non-votes

      Keith A. Peterson                  3,185,765              9,650                  0                    0
      Timothy G. Johnson                 3,182,765             12,650                  0                    0
      Robert A. Brown                    3,185,765              9,650                  0                    0
      Edward A. Foehl                    3,185,765              9,650                  0                    0
      Frank G. Magdlen                   3,182,765             12,650                  0                    0



2. The shareholders voted to ratify management's selection of auditors for fiscal 1999 by the affirmative vote of 3,186,061 shares, with 9,100 shares voting against ratification and 254 shares abstaining. There were no broker non-votes with respect to this proposition.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PHOENIX GOLD INTERNATIONAL, INC.



                        /s/ Joseph K. O'Brien
                        --------------------------------
                        Joseph K. O'Brien
                        Chief Financial Officer
                        (Principal Financial and Accounting Officer)

Dated:  May 7, 1999

                                INDEX TO EXHIBITS


       Exhibit                                                                                           Page
       -------                                                                                           ----

        10.1        Nonstatutory Stock Option Agreement dated February 16, 1999
                    between the Company and Frank G. Magdlen                                              15

        27          Financial Data Schedule                                                               20