Form 10-Q
period 1999-06-27
PHOENIX GOLD INTERNATIONAL INC
filed 1999-08-10
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 27, 1999,

                                       or

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


                                 (503) 286-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,244,345 shares of the issuer's common stock outstanding as of July 31, 1999.

                        PHOENIX GOLD INTERNATIONAL, INC.
                  Form 10-Q for the Quarter Ended June 30, 1999


                                      INDEX
                                      -----

Part I.        FINANCIAL INFORMATION                                                                              Page
                                                                                                                  ----


               Item 1.     Financial Statements

                           Balance Sheets at June 30, 1999
                           and September 30, 1998 (unaudited)                                                       3

                           Statements of Earnings for the Three and Nine Months Ended
                           June 30, 1999 and 1998 (unaudited)                                                       4

                           Statements of Cash Flows for the Nine Months Ended
                           June 30, 1999 and 1998 (unaudited)                                                       5

                           Notes to Financial Statements                                                            6

               Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                9



Part II.       OTHER INFORMATION

               Item 6.     Exhibits and Reports on Form 8-K                                                         13



SIGNATURES                                                                                                          14

INDEX TO EXHIBITS                                                                                                   15




Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                                                PHOENIX GOLD INTERNATIONAL, INC.
                                                          BALANCE SHEETS
                                                            (Unaudited)

                                                                               June 30,           September 30,
                                                                                1999                  1998
                                                                          -----------------     ------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $      2,600           $     2,602
    Accounts receivable, net                                                    4,467,743             4,287,965
    Inventories                                                                 5,897,451             6,886,720
    Prepaid expenses                                                              262,797               169,621
    Deferred taxes                                                                427,000               446,000
                                                                          -----------------     ------------------
        Total current assets                                                   11,057,591            11,792,908

Property and equipment, net                                                     2,064,870             2,522,005
Goodwill, net                                                                     185,734               217,702
Deferred taxes                                                                    425,000               567,000
Other assets                                                                      157,474               108,513
                                                                          -----------------     ------------------

        Total assets                                                         $ 13,890,669          $ 15,208,128
                                                                          =================     ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $   1,358,613         $   1,781,341
    Line of credit                                                                      -               900,000
    Accrued payroll and benefits                                                  258,708               420,209
    Other accrued expenses                                                        448,857               448,214
    Current portion of long-term obligations                                      991,508               222,529
                                                                           -----------------     -----------------
        Total current liabilities                                               3,057,686             3,772,293

Long-term obligations                                                                   -               938,938

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,244,345 and 3,464,745 shares                 7,182,247             7,548,822
    Retained earnings                                                           3,650,736             2,948,780
                                                                          ------------------    ------------------
        Total shareholders' equity                                             10,832,983            10,497,602
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                           $ 13,890,669          $ 15,208,128
                                                                          ==================    ==================


                                              SEE NOTES TO FINANCIAL STATEMENTS

                                                           3


                                                 PHOENIX GOLD INTERNATIONAL, INC.
                                                       STATEMENTS OF EARNINGS
                                                           (Unaudited)





                                                        Three Months Ended                 Nine Months Ended
                                                             June 30                            June 30
                                                  ------------------------------    --------------------------------
                                                       1999            1998              1999             1998
                                                  --------------- --------------    ---------------  ---------------
Net sales                                         $   7,454,978    $  7,687,304     $ 20,320,979     $ 20,358,800

Cost of sales                                         5,399,452       5,390,185       14,870,784       14,859,007
                                                  --------------   -------------    -------------    -------------
    Gross profit                                      2,055,526       2,297,119        5,450,195        5,499,793

Operating expenses:
    Selling                                            883,550        1,141,146        2,465,873        2,863,557
    General and administrative                         585,084          619,999        1,699,728        1,805,450
                                                  --------------   -------------     ------------    -------------

     Total operating expenses                        1,468,634        1,761,145        4,165,601        4,669,007
                                                  --------------   -------------     ------------    -------------

Income from operations                                 586,892          535,974        1,284,594          830,786

Other income (expense):
    Interest expense                                   (27,991)         (86,400)        (116,638)        (271,190)
    Other income, net                                        -              961                -            8,936
                                                  --------------   -------------     ------------    -------------

     Total other income (expense)                      (27,991)         (85,439)        (116,638)        (262,254)
                                                  --------------   -------------     ------------    -------------

Earnings before income taxes                           558,901          450,535        1,167,956          568,532

Income tax expense                                    (223,000)        (181,000)        (466,000)        (228,000)
                                                  --------------   -------------     ------------    -------------

Net earnings                                      $    335,901     $    269,535      $   701,956     $    340,532
                                                  ==============   =============     ============    =============

Net earnings per share - basic and diluted        $       0.10     $       0.08      $      0.21      $      0.10
                                                  ==============   =============     ============     ============

Average shares outstanding - basic and diluted       3,246,231        3,464,745        3,310,412        3,464,682
                                                  ==============   =============     ============     ============







                                              SEE NOTES TO FINANCIAL STATEMENTS



                                              PHOENIX GOLD INTERNATIONAL, INC.
                                                   STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                              ----------------------------------
                                                                                   1999               1998
                                                                              ---------------    ---------------
Cash flows from operating activities:
    Net earnings                                                               $   701,956        $   340,532
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                              740,428            770,734
        Deferred taxes                                                             161,000              8,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                   (179,778)           (32,206)
            Inventories                                                            989,269            525,169
            Prepaid expenses                                                       (93,176)           (94,994)
            Other assets                                                           (80,002)           (13,955)
            Accounts payable                                                      (422,728)          (108,526)
            Accrued expenses                                                      (160,858)          (222,276)
                                                                              --------------     --------------

    Net cash provided by operating activities                                    1,656,111          1,617,030

Cash flows from investing activities:
    Capital expenditures, net                                                     (220,284)          (287,166)
                                                                              --------------     --------------

    Net cash used in investing activities                                         (220,284)          (287,166)

Cash flows from financing activities:
    Line of credit, net                                                           (900,000)        (1,060,364)
    Repayment of long-term obligations                                            (169,254)          (296,347)
    Purchase of common stock                                                      (366,575)                 -
    Proceeds from exercise of stock options                                              -             26,957
                                                                              --------------     --------------

    Net cash used in financing activities                                       (1,435,829)        (1,329,870)
                                                                              --------------     --------------

Decrease in cash and cash equivalents                                                   (2)                (6)

Cash and cash equivalents, beginning of period                                       2,602              2,603
                                                                              --------------     --------------

Cash and cash equivalents, end of period                                       $     2,600       $      2,597
                                                                              ==============     ==============

Supplemental disclosures:
    Cash paid for interest                                                     $   130,000        $   285,000
    Cash paid for income taxes                                                     220,000             44,000




                                              SEE NOTES TO FINANCIAL STATEMENTS

                                                           5

                        PHOENIX GOLD INTERNATIONAL, INC.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1999 and the results of its operations for the three- and nine-month periods ended June 30, 1999 and 1998 and its cash flows for the nine-months ended June 30, 1999 and 1998.


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


Note 3 - SEGMENT REPORTING

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

Note 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                      June 30,              September 30,
                                        1999                     1998
                                ---------------------    ---------------------

      Raw materials               $     2,568,572          $     2,732,112
      Work-in-process                       2,860                    8,527
      Finished goods                    3,283,266                4,058,828
      Supplies                             42,753                   87,253
                                ---------------------    ---------------------
          Total inventories       $     5,897,451          $     6,886,720
                                =====================    =====================


Note 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                 June 30,         September 30,
                                                   1999               1998
                                             ----------------    ---------------

      Machinery, equipment, and vehicles     $    4,703,106       $   4,526,903
      Leasehold improvements                      1,595,605           1,527,834
      Construction in progress                            -              46,835
                                             ---------------    ----------------
                                                  6,298,711           6,101,572
      Less accumulated depreciation
        and amortization                         (4,233,841)         (3,579,567)
                                             ---------------    ----------------
          Total property and equipment, net  $    2,064,870     $     2,522,005
                                             ===============    ================


Note 6 - LINE OF CREDIT

      During December 1998, the Company renewed the $5.5 million bank operating line of credit on essentially the same terms through December 1999. As of June 30, 1999, the Company was eligible to borrow $5.1 million under the line of credit. There were no borrowings outstanding under the line of credit at June 30, 1999.


Note 7 - COMMITMENT

      The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock through broker-effected transactions in the open market. During the nine months ended June 30, 1999, the Company has acquired 220,400 shares of its common stock from third parties for $366,575.

Note 8 - SUBSEQUENT EVENT

      During December 1998, the Company provided notice of its intent to exercise its option to purchase the facility, which it leased through June 30, 1999. Subsequent to June 30, 1999, the Company completed the purchase of the facility for $3.1 million. Additionally, on the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $1.0 million, for $5.1 million and then re-leased the facility. A gain of approximately $1.0 million will be deferred and recognized over the ten-year lease term as a reduction in rent expense. The net cash proceeds were used to repay all of the remaining long-term obligations. Therefore, for financial reporting purposes, the Company has reflected the long-term obligations existing at June 30, 1999 as current liabilities as of such date.

      Future rent expense under the facility operating lease is as follows:

         Year ended September 30,

           1999                               $        130,200
           2000                                        524,055
           2001                                        537,075
           2002                                        550,095
           2003                                        563,580
           2004                                        578,460
           Thereafter                                2,951,355
                                            ---------------------
             Total                            $      5,834,820
                                            =====================

Part I:   FINANCIAL INFORMATION
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

      Net sales decreased $232,000, or 3.0%, to $7.5 million for the three months ended June 30, 1999, compared to $7.7 million for the three months ended June 30, 1998 due principally to decreased international sales. Domestic sales were unchanged at $5.2 million for the three months ended June 30, 1999 compared to June 30, 1998. International sales decreased 9.3% to $2.3 million from $2.5 million in the comparable 1998 period. The decrease resulted primarily from decreased sales to Canada and Latin America offset in part by increased sales to Asia and Europe. International sales represented 30.2% and 32.3% of net sales for the three months ended June 30, 1999 and 1998, respectively. The Company expects international sales for fiscal 1999 to remain at levels lower than historically achieved due to current worldwide economic conditions.

      Net sales for the nine months ended June 30, 1999 decreased $38,000, or 0.2%, to $20.3 million from $20.4 million for the nine months ended June 30, 1998 due to decreased international sales offset in part by increased domestic sales. International sales decreased $1.6 million, or 22.6%, to $5.5 million for nine months ended June 30, 1999 compared to $7.1 million for the nine months ended June 30, 1998. For the nine months ended June 30, 1999, domestic sales increased 11.8% to $14.8 million from $13.3 million in the comparable 1998 period. The decrease in international sales resulted primarily from decreased sales to Europe and other international markets. International sales represented 27.0% and 34.8% of net sales for the nine months ended June 30, 1999 and 1998, respectively.

      Gross profit decreased to 27.6% of net sales for the three months ended June 30, 1999 from 29.9% of net sales for the three months ended June 30, 1998. Gross profit decreased to 26.8% of net sales for the nine months ended June 30, 1999 from 27.0% for the comparable prior period. The decrease for the three months ended June 30, 1999 was primarily due to decreased sales volume which increased manufacturing overhead as a percentage of sales and manufacturing inefficiencies due to new product introductions.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses decreased $293,000, or 16.6%, to $1,469,000 for the three months ended June 30, 1999 compared to $1,761,000 for the three months ended June 30, 1998. Operating expenses were 19.7% and 22.9% of net sales in the respective three-month periods. Operating expenses decreased $503,000, or 10.8%, to $4,166,000 for the nine months ended June 30, 1999 compared to $4,669,000 in the comparable period in fiscal 1998. Operating expenses were 20.5% and 22.9% of net sales in the respective nine month periods.

      Selling expenses decreased $258,000, or 22.6%, to $884,000 for the three months ended June 30, 1999, compared to $1,141,000 for the comparable 1998 period. Selling expenses were 11.9% and 14.8% of net sales in the respective three-month periods. Selling expenses decreased $398,000, or 13.9%, in the first nine months of fiscal 1999, to $2.5 million, compared to $2.9 million for the first nine months of fiscal 1998. Selling expenses were 12.1% and 14.1% of net sales in the respective nine month periods. The decreased selling expenses were due to reduced promotional activities and sales incentive programs.

      General and administrative expenses decreased $35,000, or 5.6%, to $585,000 for the three months ended June 30, 1999, compared to $620,000 for the comparable fiscal 1998 period. General and administrative expenses were 7.8% and 8.1% of net sales in the respective three-month periods. General and administrative expenses decreased $106,000, or 5.9% in the first nine months of fiscal 1999, to $1,700,000, compared to $1,805,000 for the first nine months of fiscal 1998. General and administrative expenses were 8.4% and 8.9% of net sales in the respective nine month periods. The decreased general and administrative expenses were due to lower payroll costs as a result of reductions in administrative personnel.

      Interest expense decreased by $58,000 to $28,000 for the three months ended June 30, 1999, compared to $86,000 for the three months ended June 30, 1998. Interest expense decreased by $155,000 to $117,000 for the first nine months of fiscal 1999 compared to $271,000 for the first nine months of fiscal 1998. The decrease was due to decreased borrowings and decreased interest rates on the outstanding borrowings.

      Net earnings were $336,000, or $0.10 per share (basic and diluted), for the three months ended June 30, 1999, compared to net earnings of $270,000, or $0.08 per share (basic and diluted), for the three months ended June 30, 1998. Net earnings were $702,000, or $0.21 per share (basic and diluted), for the nine months ended June 30, 1999, compared to net earnings of $341,000, or $0.10 per share (basic and diluted), for the comparable 1998 period. The increase in net earnings was due to cost control programs which reduced operating expenses in dollar amount and as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the nine months ended June 30, 1999 from cash generated from operating activities. Net cash provided by operating activities was $1,656,000 for the nine months ended June 30, 1999. When cash flow from operations exceeds current needs, the Company historically has paid down in part the balance owing on its operating line of credit rather than accumulating and investing excess cash, resulting in low reported cash balances.

      Inventories decreased $989,000, accounts payable decreased $423,000 and accrued expenses decreased $161,000 during the nine months ended June 30, 1999 due to management's continuing efforts to improve working capital efficiency and reduce outstanding liabilities. The line of credit was paid in full, a reduction of $900,000, due to cash generated by operating activities.

      The Company made capital expenditures of $220,000 for the nine months ended June 30, 1999. Management anticipates that discretionary capital expenditures for the remainder of fiscal 1999 will be approximately $100,000. These anticipated expenditures will be financed first from cash provided from operations and, if necessary, then from existing cash balances and proceeds from the line of credit.

      The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock through broker-effected transactions in the open market. During the nine months ended June 30, 1999, the Company has acquired 220,400 shares of its common stock from third parties for $366,575.

      During December 1998, the Company provided notice of its intent to exercise its option to purchase the facility, which it leased through June 30, 1999. Subsequent to June 30, 1999, the Company completed the purchase of the facility for $3.1 million. Additionally, on the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $1.0 million, for $5.1 million and then re-leased the facility. A gain of approximately $1.0 million will be deferred and recognized over the ten-year lease term as a reduction in rent expense. The net cash proceeds were used to repay all of the remaining long-term obligations. Therefore, for financial reporting purposes, the Company has reflected the long-term obligations existing at June 30, 1999 as current liabilities as of such date.

      During December 1998, the Company renewed the $5.5 million revolving operating line of credit on essentially the same terms through December 1999. As of June 30, 1999, the Company was eligible to borrow $5.1 million under the line of credit. There were no borrowings outstanding under the line of credit at June 30, 1999.

      The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.

YEAR 2000 CONVERSION
--------------------

      Many computer programs use only two digits to identify a year in a date field within the program (e.g. "99" or "01"). If not corrected, computer applications may fail or cause incorrect results by or at the year 2000. The Company is in the process of preparing its computer systems and applications for the Year 2000 date conversion. The process includes a review of information systems used in the Company's internal business as well as by third party vendors, its bank, manufacturers and suppliers. The Company has substantially completed its internal assessment of Year 2000 conversion requirements. The Company's products do not include embedded technology, such as microcontrollers. The Company's third party interfaces, such as those with its vendors and customers, are not computerized, and the Company's information systems utilize standard, readily available business software. The Company is still assessing the potential cost of Year 2000 conversion on its phone and voice-mail system. However, at this time, the Company believes the effect of the Year 2000 conversion on its business will not be material.

      Information systems that are determined not to be Year 2000 compliant will be modified, upgraded or replaced through acquisition and implementation of "off the shelf" upgrades to existing information system software. A portion of the upgrades has already been acquired from third party vendors at a cost of less than $20,000, and the balance of the upgrades is believed to be readily available. The Company has begun to implement such upgrades and expects to complete the implementation during fiscal 1999. Additionally, the Company believes the aggregate cost of all such upgrades will not be material.

      There can be no assurance, however, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, that certain systems at the Company, or systems at entities that provide services or goods for the Company, will operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and expects to complete a contingency plan prior to year end. Although no assurance can be given, the inability to complete the Company's Year 2000 conversion on a timely basis or the failure of a system at the Company or at an entity that provides services and goods to the Company is not expected to have a material impact on future operating results, financial condition or cash flows.

FORWARD-LOOKING STATEMENTS
--------------------------

      This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the car audio, professional sound and custom audio/video and home theater markets and the general economy; business conditions in international markets; changes in the number of customers; the timing and size of orders by dealers, distributors and OEM customers; competitive factors such as rival products and price pressures; the failure of new products to compete successfully in existing or new markets; the failure to achieve timely improvement in the manufacturing ramp with respect to new products; changes in product mix; availability and price of components, subassemblies and products supplied by third party vendors; cost and yield issues associated with production at the Company's factory; and possible costs and delays associated with Year 2000 computer incompatibilities.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.23 Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC

               10.24 First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC

               10.25 6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC

               27      Financial Data Schedule

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PHOENIX GOLD INTERNATIONAL, INC.



                                  /s/ Joseph K. O'Brien
                                  --------------------------------------
                                  Joseph K. O'Brien
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated:  August 10, 1999

                                INDEX TO EXHIBITS



    Exhibit                                                                 Page
    -------                                                                 ----


     10.23       Purchase and Sale Agreement dated
                 June 15, 1999 between the Company and 6710 LLC              16

     10.24       First Amendment to Purchase and Sale Agreement
                 dated June 15, 1999 between the Company and 6710 LLC        26

     10.25       6710 LLC Commercial Lease dated June 30, 1999
                 between the Company and 6710 LLC                            27

     27          Financial Data Schedule                                     43