Form 10-K
period 1999-09-26
PHOENIX GOLD INTERNATIONAL INC
filed 1999-12-10
CIK 943032

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 26, 1999
                                                        or
           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the transition period from ____________ to ____________

                         Commission file number 0-25866

                        PHOENIX GOLD INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                 OREGON                                  93-1066325
                 ------                                  ----------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification Number)


  9300 NORTH DECATUR STREET, PORTLAND, OREGON                97203
  -------------------------------------------             ----------
   (Address of principal executive offices)               (Zip code)

                                 (503) 286-9300
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,708,355 as of November 30, 1999.

There were 3,085,445 shares of the registrant's common stock outstanding as of November 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant's proxy statement dated on or about January 5, 2000 prepared in connection with the annual meeting of shareholders to be held on February 15, 2000 are incorporated by reference into Part III of this report.


                                             TABLE OF CONTENTS


                                                   PART I

                                                                                        PAGE
                                                                                        ----
ITEM 1.   BUSINESS                                                                        3

ITEM 2.   PROPERTIES                                                                      7

ITEM 3.   LEGAL PROCEEDINGS                                                               8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             8

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.   SELECTED FINANCIAL DATA                                                         9

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                                   9

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                           13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             13

ITEM 11.  EXECUTIVE COMPENSATION                                                         14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 14

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K               14


                                     PART I

All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; potential fluctuations in quarterly results and seasonality; the adverse effect of reduced discretionary consumer spending; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; costs or expenditures associated with remediating potential Year 2000 issues; and, environmental regulation as well as other factors discussed in Exhibit 99.1 here to which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

ITEM 1.         BUSINESS
------------------------

     Phoenix Gold International, Inc. (the "Company") designs, markets and sells innovative, high quality and high performance electronics, accessories and speakers to the audio market. The Company's products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications. The Company manufactures substantially all of its electronics and a portion of its accessories at its facility in Portland, Oregon. The Company was incorporated in Oregon in 1991.

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

     As the Company expanded its car audio product line from accessories to electronics and speakers, it initially targeted car audio enthusiasts and audiophiles with products that offer value by combining performance advantages with distinctive appearance and superior craftsmanship. The Company subsequently broadened its car audio product line to offer similar performance characteristics at lower price points. The Company's primary target market is car audio enthusiasts, typically 18 to 34 year old males who desire high quality, high performance systems. The Company also sells to other consumers who seek to increase the quality of their car audio systems either by upgrading existing components or installing new systems. The Company also designs and sells accessories and speakers to OEM customers.

     In November 1995, the Company acquired substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional ", designs, manufactures, markets and sells electronic amplifiers and accessories for professional sound applications, including OEM customers.

PRODUCTS

The Company has three product lines:  electronics, accessories and speakers.

     ELECTRONICS. The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance. The Company sells car audio electronics designed for audiophiles, serious audio enthusiasts and sound competitors.

     AMPLIFIERS. The Company sells a total of 23 car audio amplifiers in the ZEROpoint ZXti, ZPA, ZX, XS and QX series at retail prices ranging from approximately $180 to $1,650. Amplifiers in the ZEROpoint ZXti, ZPA and ZX series, introduced between 1999 and 1996, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high-end systems capable of driving multiple speakers. The XS series, introduced in 1997, includes multi-channel amplifiers with built-in crossovers and offers at lower prices the performance and sonic excellence of the reference series amplifiers, except in the most demanding applications. The QX series, introduced in 1997, is designed to provide high performance at even lower prices. The QX amplifier is the first of the Company's electronics products to be designed and engineered by the Company and manufactured by a third party vendor. Due to the introduction of the ZEROpoint ZXti series in 1999, the Company does not expect the ZPA and ZX series to provide meaningful revenue in the future.

     Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit 1895". The "Reactor" was introduced in 1998. Retail prices range from approximately $500 to $2,500.

     The Company sells a total of 19 Carver Professional amplifiers in the PM, PT, CA, PX and PXm series at retail prices ranging from approximately $535 to $2,780. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CA series amplifiers were designed for fixed installation applications, including churches, warehouses and auditoriums. The PX series, introduced in 1997 and the first series designed by the Company, includes multi-application models that offer increased features and power at lower price points. The PXm series, introduced in 1998 and the second series designed by the Company, expands the PX series and addresses entry level price points and greater ease of transportability.

     SIGNAL PROCESSORS. The Company sells a total of 14 car audio signal processors, including equalizers, line drivers, and active and passive crossovers. Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems. Retail prices of signal processors range from approximately $110 to $700.

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

     SPEAKERS. The Company began selling speakers in 1994. The Company offers a total of 43 car audio speakers in the XMAX, XS and QX series, including tweeters, midranges, subwoofers, coaxials and component systems. The XMAX series features reproduction of tight, accurate bass in a small enclosure. The XS series features exceptional musicality, excursion and versatility at lower price points. The QX series, introduced in 1998, is the Company's lowest price point speaker line. Retail prices of speakers range from approximately $40 to $340.

SALES, MARKETING AND DISTRIBUTION

     The Company sells its products through car audio and specialty retailers, principally in the United States, Canada, Central and South America, Europe, Japan, Southeast Asia, Australia and New Zealand. In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives and distributors. The Company sells its products internationally through distributors serving over 40 countries. International sales accounted for 27.1%, 32.4% and 39.2% of net sales in fiscal years 1999, 1998 and 1997, respectively. International sales are denominated in United States dollars and are generally shipped f.o.b. the Company's facility in Portland, Oregon.

     No customer accounted for 10% or more of the Company's net sales during fiscal 1999, 1998 or 1997. As of September 30, 1999 and 1998, one customer accounted for 15.0% and 15.5% of total accounts receivable.

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

     Historically the Company's sales have been greater during the third (April through June) and fourth (July through September) quarters of the Company's fiscal year than during the first two fiscal quarters. Due to the seasonality of its business, the Company's quarterly results of operations will not necessarily be indicative of its results of operations for the year.

COMPETITION

      The markets for the Company's products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels. The Company's principal accessories competitors include Esoteric Audio USA Group of Companies, Monster Cable Products, Inc. and Recoton Corp. The Company's principal car audio electronics competitors include MTX Corporation ("MTX"), Orion Industries, Inc., Precision Power, Inc. and Rockford Fosgate, a division of Rockford Corp. ("Rockford"). The Company's principal professional sound competitors include Crest Audio, Inc., Crown International, Inc. and QSC Audio Products, Inc. The Company's principal speaker competitors include Boston Acoustics, Inc., JL Audio, Inc., MB Quart Electronics USA, Inc., MTX, Rockford and Stillwater Design and Audio, Inc. Many competitors have greater financial and other resources than the Company.

     The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising and distribution organization, and price. The Company believes it competes favorably with respect to each of these factors.

MANUFACTURING AND ASSEMBLY

      MANUFACTURED PRODUCTS. The Company manufactures substantially all of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into and wave soldering of circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases substantially all of its raw materials, components and subassemblies from approximately 140 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

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

     Proper installation is critical to achieving optimum performance of car audio systems. The Company offers a three-year limited warranty on car audio electronics and a one, two or three-year limited warranty on speakers installed by an authorized dealer or installer. If an authorized dealer or installer does not install the product, the Company offers a one-year limited warranty on car audio electronics and speakers. The Company offers a five-year limited warranty on professional sound electronics.

INTELLECTUAL PROPERTY

     PHOENIX  GOLD (R), PG (Phoenix  Gold and Design) (R),  CARVER  PROFESSIONAL
(TM), POWERFLOW (TM), QUICKSILVER (TM), SAPPHIRE (TM), AND ZEROpoint (TM) are the principal trademarks of the Company. The Company believes that PHOENIX GOLD and CARVER PROFESSIONAL have strong brand name recognition, an important competitive factor in its markets. The Company has obtained three design patents related to its products. Carver Corporation has taken the position that the Company's exclusive, paid-up license to use the name CARVER PROFESSIONAL expires at the end of November 2000. The Company has brought a declaratory judgment action against Carver Corporation to determine future rights to the tradename.

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

EMPLOYEES

     As of September 30, 1999, the Company had 202 full-time employees, including 167 in manufacturing, engineering and warehousing, 23 in sales and marketing and 12 in administration. The Company considers its employee relations to be good.

ITEM 2.         PROPERTIES
--------------------------

     The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon. The Company leases a 155,000 square foot building. Approximately 12,500 square feet of office space and 100,000 square feet of manufacturing and warehouse space are used by the Company. The remaining 42,500 square feet of office, manufacturing and warehouse space are subleased by the Company to a third party through January 2000. Annual rent for the Company's facility is approximately $520,800 plus an annual escalator of 2.5%. The lease expires June 30, 2009. The Company has an option to extend the lease for one ten-year term. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

     During fiscal 1999, the Company purchased its leased office, warehouse and manufacturing facility for $3,132,000 from its landlord. On the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $924,000, for a net sales price of $5,037,000, and then leased the facility from the purchaser. A gain of $981,000 was deferred and will be recognized over the ten-year lease term as a reduction in rent expense.

ITEM 3.         LEGAL PROCEEDINGS
---------------------------------

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

None.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS
-----------------------------------------------------------------------------

     The  Company's  Common  Stock  began  trading  on May 4, 1995 in the NASDAQ
National Market under the symbol "PGLD". On October 5, 1998, trading in the Company's Common Stock was transferred to the NASDAQ SmallCap Market. As reported by NASDAQ, the following table sets forth the range of high and low closing bid prices per share for the Company's Common Stock.


                                       Fiscal year ended               Fiscal year ended
                                      September 30, 1999              September 30, 1998
                                    ---------------------           ---------------------
Common Stock (PGLD)                    High        Low                High         Low
-------------------                 ----------  ---------           ---------   ---------
  First Quarter                     $   2.063   $  1.00              $  6.50     $  3.75
  Second Quarter                        4.25       1.375                3.938       2.75
  Third Quarter                         2.813      1.75                 3.813       2.438
  Fourth Quarter                        2.938      2.125                2.563       1.75


     At November 30, 1999, the approximate number of shareholders of record of Common Stock was 140.

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

ITEM 6.         SELECTED FINANCIAL DATA
---------------------------------------


                                                      As of or for the year ended September 30,
                                 --------------------------------------------------------------------------------------
                                       1999               1998              1997               1996              1995
OPERATING DATA:
Net sales                        $ 27,538,149       $ 26,484,715      $ 27,798,728       $ 26,563,142      $ 20,173,822
Net earnings (loss)  (1)              854,129           (772,374)          410,095         (1,269,142)        1,881,277
Earnings (loss) per share
    Basic                        $       0.26       $      (0.22)     $       0.12       $      (0.37)     $       0.70
    Diluted                              0.26              (0.22)             0.12              (0.37)             0.67
Average shares outstanding
    Basic                           3,293,758          3,464,698         3,456,278          3,449,068         2,672,129
    Diluted                         3,293,758          3,464,698         3,535,288          3,449,068         2,798,877


BALANCE SHEET DATA:
Working capital                  $  9,839,492      $   8,020,615     $   7,278,373      $   6,033,190     $   8,821,267
Total assets                       13,888,439         15,208,128        17,455,149         19,832,527        14,509,249
Line of credit                              -            900,000         3,147,936          4,278,983                 -
Long-term obligations                       -            938,233           494,927            171,995           286,189
Total shareholders' equity         10,958,906         10,497,602        11,243,019         10,788,998        12,013,188


Book value per share             $       3.39      $        3.03     $        3.25      $        3.12     $        3.49


(1) See Note 2 to Financial Statements describing non-recurring charges for
    1998. In 1996, the Company recorded a pre-tax charge of $1.1 million for in-process research and development in connection with the purchase of substantially all of the assets of the professional sound division of Carver Corporation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


COMPARISON OF FISCAL 1999 TO FISCAL 1998

     NET SALES. Net sales increased $1.1 million, or 4.0%, to $27.5 million for fiscal 1999 compared to $26.5 million for fiscal 1998, due principally to increased domestic sales. Domestic sales increased $2.2 million, or 12.2%, to $20.1 million for fiscal 1999 compared to $17.9 million for fiscal 1998. International sales decreased $1.1 million, or 13.0%, to $7.5 million for fiscal 1999 compared to $8.6 million for fiscal 1998. International sales accounted for 27.1% of net sales in fiscal 1999 and 32.4% of net sales in fiscal 1998. Sales of electronics and speakers increased 4.9% and 44.3%, respectively, in fiscal 1999 compared to fiscal 1998. Sales of accessories decreased 10.8%. The Company believes international sales for fiscal 2000 to remain at levels lower than historically achieved.

     GROSS PROFIT. Gross profit increased to 25.9% of net sales in fiscal 1999 from 24.7% in fiscal 1998. The increase was primarily due to increased sales volume which decreased manufacturing overhead as a percentage of sales.

     OPERATING EXPENSES. Operating expenses decreased $1.8 million, or 24.7%, to $5.6 million in fiscal 1999 compared to $7.4 million in fiscal 1998. Operating expenses were 20.4% and 28.1% of net sales in fiscal 1999 and fiscal 1998, respectively.

     Selling expenses decreased $642,000, or 15.9%, to $3.4 million in fiscal 1999 compared to $4.0 million in fiscal 1998. Selling expenses were 12.3% and 15.2% of net sales in fiscal 1999 and fiscal 1998, respectively. The decrease was primarily due to reduced promotional activities and sales incentive programs.

     General and administrative expenses decreased $318,000, or 12.5%, to $2.2 million in fiscal 1999 compared to $2.5 million in fiscal 1998. General and administrative expenses were 8.1% and 9.6% of net sales in fiscal 1999 and fiscal 1998, respectively. The decrease in general and administrative expenses occurred principally because of lower payroll and related costs as a result of reductions in administrative personnel and decreased professional fees. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in general and administrative expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in general and administrative expenses as a percentage of sales from period to period.

     In fiscal 1998, the Company took one-time, non-recurring charges of $1.1 million ($878,000 included in operating expenses and $233,000 included in cost of sales) related to the implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs. The $878,000 charge included in operating expenses was equal to 3.3% of net sales in fiscal 1998.

     OTHER EXPENSES. Other expenses, net of other income, decreased $217,000, or 69.0%, to $97,000 in fiscal 1999 from $314,000 in fiscal 1998, primarily due to decreased borrowings and decreased interest rates on the outstanding borrowings.

     NET EARNINGS (LOSS). The increase in domestic sales and decrease in operating expenses contributed to net earnings in fiscal 1999 of $854,000, or $0.26 per share - basic and diluted (based on 3.29 million shares outstanding), compared to a net loss of $772,000 in fiscal 1998, or $0.22 per share - basic and diluted (based on 3.46 million shares outstanding).


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

      In fiscal 1998, the Company took one-time, non-recurring charges of $1.1 million related to the implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs. The Company determined that an impairment of tooling and royalty costs associated with the product line resulted from the phase-out of the product line. In addition, the impairment of the product line required a $233,000 write-down of inventories, which is included in cost of sales. The restructuring plan also included the write-off of leasehold improvements in connection with the early termination of a lease on an adjacent building and the separation of certain employees. Future cash payments were not material and were paid by the end of the first quarter of fiscal 1999. The $878,000 charge included in operating expenses was equal to 3.3% of net sales in fiscal 1998.

     OTHER EXPENSES. Other expenses, net of other income, decreased $159,000, or 33.7%, to $314,000 in fiscal 1998 from $473,000 in fiscal 1997, primarily as a result of lower average debt levels during fiscal 1998 due to the reduction of debt and lower interest rates on the outstanding borrowings.

     NET EARNINGS (LOSS). The decrease in international sales and increase in operating expenses, including the non-recurring charges, contributed to a net loss in fiscal 1998 of $772,000, or $0.22 per share - basic and diluted (based on 3.46 million shares outstanding), compared to net earnings in fiscal 1997 of $410,000, or $0.12 per share - basic and diluted (based on 3.54 million shares outstanding).


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 1999, 1998 and 1997 principally from funds generated from operating activities. Net cash provided by operating activities in fiscal 1999, 1998 and 1997 was $1.7 million, $2.3 million and $945,000, respectively. When cash flow from operations exceeded current needs, the Company paid down in part the balance owing on its operating line of credit rather than accumulating and investing excess cash which resulted in low reported cash balances in fiscal 1998 and 1997.

     During fiscal 1999, the Company purchased its leased office, warehouse and manufacturing facility for $3,132,000 from its landlord. On the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $924,000, for a net sales price of $5,037,000, and then leased the facility from the purchaser. A gain of $981,000 was deferred.

The net cash proceeds were used to repay $990,000 in remaining long-term obligations and generated pre-tax cash of $915,000.

     During fiscal 1999, cash and cash equivalents increased $866,000, accounts receivable increased $507,000, inventories decreased $1.3 million, accounts payable decreased $706,000 and line of credit decreased $900,000, leading to an increase in working capital of $1.8 million. The increase in cash and cash equivalents is a result of the facility purchase, sale and leaseback and cash generated from operations. The increase in accounts receivable was due to increased net sales. The decreases in inventories and accounts payable is a result of management efforts to increase cash flow from operations in order to reduce short and long-term bank borrowings.

     Capital expenditures were $304,000, $343,000 and $483,000 in fiscal years 1999, 1998 and 1997, respectively. These expenditures related primarily to manufacturing automation and the acquisition of equipment for use by the Company's administration, engineering and marketing departments. The Company does not expect capital expenditures to exceed $400,000 in fiscal 2000. The anticipated expenditures will be financed from available cash, cash provided by operations and, if necessary, proceeds from a line of credit. The Board of Directors has also authorized the Company to purchase up to $1.0 million of Company common stock. The Company purchased 230,400 shares of common stock during fiscal 1999 at an aggregate cost of $393,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

     A $5.5 million revolving operating line of credit is available through December 31, 1999. Interest on the borrowings is equal to the bank's prime lending rate (8.25% at September 30, 1999) or LIBOR plus an additional percentage. Borrowings under the line of credit are limited to eligible accounts receivable and inventories, and are subject to certain additional limits. Borrowings under the line of credit are secured by accounts receivable, inventories and certain other assets. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of September 30, 1999, the Company was eligible to borrow $5.3 million under the line of credit. No borrowings were outstanding under the line of credit as of that date. The Company expects to renew the revolving operating line of credit on similar terms prior to December 31, 1999.

YEAR 2000 CONVERSION

     Many computer programs use only two digits to identify a year in a date field within the program (e.g. "99" or "01"). If not corrected, computer applications may fail or cause incorrect results by or at the year 2000. The Company has substantially completed the process of preparing its computer systems and applications for the Year 2000 date conversion. The process included a review of information systems used in the Company's internal business as well as by third party vendors, its bank, component and speaker manufacturers and other suppliers. The Company's products do not include embedded technology, such as microcontrollers. The Company's third party interfaces, such as those with its vendors and customers, are not computerized, and the Company's information systems utilize standard, ready available business software. The Company is still assessing the potential cost of any required conversion of its phone and voice-mail system. However, at this time, the Company believes the effect of the Year 2000 conversion on its business will not be material.

     Information systems determined not to be Year 2000 compliant were modified, upgraded or replaced through acquisition and implementation of "off the shelf" upgrades to existing information system software. The upgrades were acquired from third party vendors at a cost of less than $20,000.

     There can be no assurance, however, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, that certain systems at the Company, or systems at entities that provide services or goods for the Company, will operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and expects to complete a contingency plan prior to year end. Although there can be no assurance, the failure of a system at the Company or at an entity that provides services and goods to the Company is not expected to have a material impact on future operating results, financial condition or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------

     The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of September 30, 1999, the Company had cash and cash equivalents of $868,000 compared to $3,000 as of September 30, 1998. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------

     Pages 18 through 32 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

     None.


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------

      This is hereby incorporated by reference the information under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 26, 1999.

ITEM 11.        EXECUTIVE COMPENSATION
--------------------------------------

     This is hereby incorporated by reference the information under the caption "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 26, 1999.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

     This is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 26, 1999.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

     None.


                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

      10.8     Form of Indemnity Agreement (incorporated by reference to Exhibit
               10.6 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

      10.9 Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997) (1)

      10.10 Master Equipment Lease Agreement dated July 15, 1998 between the Company and First Security Leasing Company (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30,
               1998)

      10.11 Lease Schedule to Master Equipment Lease Agreement dated July 15, 1998 between the Company and First Security Leasing Company (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1998)

      10.12 Loan Agreement dated December 18, 1998 between the Company and U.S. Bank National Association (incorporated by reference to
               Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1998)

      10.13 Promissory Note dated December 28, 1998 made by the Company in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1998)

      10.14 Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31,
               1999) (1)

      10.15 Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

      10.16 First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

      10.17 6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

      23.1     Consent of Deloitte & Touche LLP, Independent Auditors

      27       Financial Data Schedule

      99.1 Certain Factors to Consider in Connection with Forward-Looking Statements

(b)  Reports on Form 8-K

           None.


--------------------


      (1)      Management contract or compensatory plan or arrangement.

      (2) Certain material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                          INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  ----


Independent Auditors' Report                                       19

Balance Sheets at September 30, 1999 and 1998                      20

Statements of Operations
      for the Three Years Ended September 30, 1999                 21

Statements of Shareholders' Equity
      for the Three Years Ended September 30, 1999                 22

Statements of Cash Flows
      for the Three Years Ended September 30, 1999                 23

Notes to Financial Statements                                      24

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Shareholders
Phoenix Gold International, Inc.


We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Portland, Oregon
November 5, 1999





                                        PHOENIX GOLD INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                1999                   1998
                                                                             ------------      ------------
ASSETS


Current assets:
    Cash and cash equivalents                                                $    868,458       $     2,602
    Accounts receivable, net                                                    4,794,799         4,287,965
    Inventories                                                                 5,620,835         6,886,720
    Prepaid expenses                                                              213,677           169,621
    Deferred taxes                                                                315,000           446,000
                                                                             ------------      ------------
        Total current assets                                                   11,812,769        11,792,908


Property and equipment, net                                                     1,055,531         2,522,005
Goodwill, net                                                                     178,081           217,702
Deferred taxes                                                                    600,000           567,000
Other assets                                                                      242,058           108,513
                                                                             ------------      ------------

        Total assets                                                         $ 13,888,439      $ 15,208,128
                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                                         $  1,074,881     $   1,781,341
    Line of credit                                                                      -           900,000
    Accrued payroll and benefits                                                  436,970           420,209
    Other accrued expenses                                                        379,782           448,214
    Income taxes payable                                                           81,644                 -
    Current portion of long-term obligations                                            -           222,529
                                                                             ------------      ------------
        Total current liabilities                                               1,973,277         3,772,293


Long-term obligations                                                                   -           938,233

Deferred gain on sale of facility                                                 956,256                 -

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                 -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,234,345 and 3,464,745 shares                 7,155,997         7,548,822
    Retained earnings                                                           3,802,909         2,948,780
                                                                             ------------      ------------
        Total shareholders' equity                                             10,958,906        10,497,602
                                                                             ------------      ------------


        Total liabilities and shareholders' equity                           $ 13,888,439      $ 15,208,128
                                                                             ============      ============


                                                 SEE NOTES TO FINANCIAL STATEMENTS


                                                              20

                                                PHOENIX GOLD INTERNATIONAL, INC.
                                                    STATEMENTS OF OPERATIONS



                                                                       YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------
                                                             1999                1998                 1997
                                                         --------------      ------------         ------------

Net sales                                                 $  27,538,149      $ 26,484,715         $ 27,798,728

Cost of sales                                                20,415,267        19,950,805           20,981,845
                                                          -------------      ------------         ------------

    Gross profit                                              7,122,882         6,533,910            6,816,883


Operating expenses:
    Selling                                                   3,386,595         4,029,059            3,329,339
    General and administrative                                2,221,742         2,540,064            2,331,128
    Non-recurring charges                                             -           878,147                    -
                                                          -------------      ------------         ------------

        Total operating expenses                              5,608,337         7,447,270            5,660,467
                                                          -------------      ------------         ------------


Income (loss) from operations                                 1,514,545          (913,360)           1,156,416


Other income (expense):
    Interest expense                                           (117,821)         (323,530)            (499,818)
    Other income, net                                            20,405             9,516               26,497
                                                          -------------      ------------         ------------

        Total other income (expense)                            (97,416)         (314,014)            (473,321)
                                                          -------------      -------------        ------------


Earnings (loss) before income taxes                           1,417,129        (1,227,374)             683,095


Income tax benefit (expense)                                   (563,000)          455,000             (273,000)
                                                          -------------      ------------         ------------


Net earnings (loss)                                       $     854,129      $   (772,374)        $    410,095
                                                          =============      ============         ============


Earnings (loss) per share:
    Basic and diluted                                     $        0.26      $      (0.22)        $       0.12
                                                          =============      ============         ============

Average shares outstanding:
    Basic                                                     3,293,758         3,464,698            3,456,278
                                                          =============      ============         ============
    Diluted                                                   3,293,758         3,464,698            3,535,288
                                                          =============      ============         ============


                                               SEE NOTES TO FINANCIAL STATEMENTS


                                                              21

                                              PHOENIX GOLD INTERNATIONAL, INC.
                                             STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       Common Stock
                                            ------------------------------------            Retained
                                               Shares                 Amount                Earnings                  Total
                                            ------------       ----------------         ---------------         ----------------
Balance at September 30, 1996                  3,454,605          $   7,477,939            $  3,311,059           $  10,788,998

Issuance of stock upon
    exercise of options                            4,380                 20,498                       -                  20,498

Tax benefit of stock options                           -                 23,428                       -                  23,428

Net earnings                                           -                      -                 410,095                 410,095
                                            ------------       ----------------         ---------------         ----------------

Balance at September 30, 1997                  3,458,985              7,521,865               3,721,154               11,243,019

Issuance of stock upon
    exercise of options                            5,760                 26,957                       -                   26,957

Net loss                                               -                      -                (772,374)                (772,374)
                                            ------------       ----------------         ---------------         ----------------

Balance at September 30, 1998                  3,464,745              7,548,822               2,948,780               10,497,602

Purchase of common stock                        (230,400)              (392,825)                      -                 (392,825)

Net Earnings                                           -                      -                 854,129                  854,129
                                            ------------       -----------------        ---------------         ----------------

Balance at September 30, 1999                  3,234,345        $     7,155,997            $  3,802,909            $  10,958,906
                                            ============       =================        ===============         ================





                                              SEE NOTES TO FINANCIAL STATEMENTS

                                                             22


                                             PHOENIX GOLD INTERNATIONAL, INC.
                                                 STATEMENTS OF CASH FLOWS



                                                                                      Year Ended September 30,
                                                                 -------------------------------------------------------------
                                                                      1999                  1998                    1997
                                                                 ---------------      ----------------        ----------------

Cash flows from operating activities:
    Net earnings (loss)                                          $   854,129          $    (772,374)          $     410,095
    Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
        Depreciation and amortization                                905,029              1,036,627                 985,401
        Deferred taxes                                                98,000               (402,000)                144,761
        Non-recurring charges                                              -                878,147                       -
        Changes in operating assets and liabilities:
            Accounts receivable                                     (506,834)               898,665                 (67,270)
            Inventories                                            1,265,885                292,100               1,792,740
            Prepaid expenses                                         (44,056)               (24,936)                 38,254
            Other assets                                            (177,603)               (13,953)                (69,964)
            Accounts payable                                        (706,460)               222,592              (1,970,701)
            Accrued expenses                                         (51,671)               178,574                (215,562)
            Income taxes payable                                      81,644                      -                (102,356)
                                                                 ---------------      ----------------        ----------------

    Net cash provided by operating activities                      1,718,063              2,293,442                 945,398


Cash flows from investing activities:
    Proceeds from sale of facility                                 5,036,912                      -                       -
    Exercise of purchase option for facility                      (3,131,857)                     -                       -
    Capital expenditures, net                                       (303,675)              (342,630)               (446,540)
                                                                 ---------------      ----------------        -----------------

    Net cash provided by (used in) investing activities            1,601,380               (342,630)               (446,540)

Cash flows from financing activities:
    Line of credit, net                                             (900,000)            (2,247,936)             (1,131,047)
    Proceeds from long-term obligations                                    -              1,125,000                 800,000
    Repayment of long-term obligations                            (1,160,762)              (854,834)               (211,733)
    Purchase of common stock                                        (392,825)                     -                       -
    Proceeds from exercise of stock options                                -                 26,957                  43,926
                                                                 ---------------      ----------------        ----------------


    Net cash used in financing activities                         (2,453,587)            (1,950,813)               (498,854)
                                                                 ---------------      ----------------        ----------------
Increase (decrease) in cash and cash equivalents                     865,856                     (1)                      4

Cash and cash equivalents, beginning of period                         2,602                  2,603                   2,599
                                                                 ---------------      -----------------       -----------------

Cash and cash equivalents, end of period                         $   868,458            $     2,602            $      2,603
                                                                 ===============      =================       =================

Supplemental disclosures:
    Cash paid for interest                                       $   139,000            $   334,000            $    513,000
    Cash paid for income taxes                                       460,000                 44,000                 222,000
    Equipment financed by long-term obligations                            -                      -                  36,168



                                                SEE NOTES TO FINANCIAL STATEMENTS




                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Three Years Ended September 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS. Phoenix Gold International, Inc. ("Phoenix Gold" or the "Company") designs, markets and sells electronics, accessories and speakers to the audio market. The Company's products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications. Substantially all of the electronics and certain accessories are manufactured in Portland, Oregon.

     REPORTING PERIODS. The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in September. Fiscal years 1999, 1998 and 1997 were 52 weeks. For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with maturities of three months or less from date of purchase.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Raw materials inventories generally consist of component parts. Finished goods and work-in-process inventories include materials, labor and manufacturing overhead.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (generally three to ten years) of the related assets. Leasehold improvements and equipment under capital leases are amortized over the estimated useful lives of the assets or the terms of the lease, whichever is shorter.

     GOODWILL. Goodwill is amortized using the straight-line method over a period of five to twenty years. Accumulated amortization was $197,000 and $157,000 as of September 30, 1999 and 1998.

     FINANCIAL INSTRUMENTS AND FAIR VALUES. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximated its fair value because the related interest rates were comparable to the rates then currently available for debt with similar terms and maturities.

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

     COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Phoenix Gold adopted SFAS No. 130 effective October 1, 1998. There was no effect on the Company as a result of adopting SFAS No. 130, as there were no differences between net earnings (loss) and comprehensive income (loss) for the years ended September 30, 1999, 1998 and 1997.

     SEGMENT INFORMATION. In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 established standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 became effective for the year ended September 30, 1999. Phoenix Gold operates in a single industry segment as described in Note 12. Adoption of SFAS No. 131 did not result in any additional disclosures in the notes to financial statements and had no impact on the financial statements.

     PROSPECTIVE ACCOUNTING CHANGE. In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2002. Management has not yet completed an evaluation of the effect this standard will have on the Company's financial statements.


NOTE 2 - NON-RECURRING CHARGES

      Non-recurring charges consist of the following:

                                                 1999                   1998                   1997
                                             -----------           -------------            ----------
Impairment of product line                   $        -            $    913,147             $       -
Restructuring of operations                           -                 198,000                     -
                                             -----------           -------------            ----------
    Total non-recurring charges                       -               1,111,147

Less inventory write-down included in
    cost of sales                                     -                (233,000)                    -
                                             -----------           -------------            ----------
      Total non-recurring charges            $        -            $    878,147             $       -
                                             ===========           =============            ==========


     In 1998, Phoenix Gold took one-time, non-recurring charges of $1.1 million related to implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs. The Company determined that an impairment of tooling and royalty costs associated with the product line resulted from the phase-out of the product line. In addition, the impairment of the product line required a write-down of inventories, which is included in cost of sales in the Statement of Operations for the year ended September 30, 1998. The restructuring plan also included the write-off of leasehold improvements in connection with the early termination of a lease on an adjacent building and the separation of certain employees. During 1999, Phoenix Gold completed its restructuring plan. Cash payments were not material.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                            1999                       1998
                                                    -------------------       --------------------
Accounts receivable                                 $     5,069,799           $     4,587,965
Allowance for doubtful accounts                            (275,000)                 (300,000)
                                                    -------------------       --------------------
    Total accounts receivable, net                  $     4,794,799           $     4,287,965
                                                    ===================       ====================


NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                           1999                        1998
                                                    -------------------       --------------------
Raw materials and work-in-process                   $     2,531,260           $     2,740,639
Finished goods                                            3,063,566                 4,058,828
Supplies                                                     26,009                    87,253
                                                    -------------------       --------------------
    Total inventories                               $     5,620,835           $     6,886,720
                                                    ===================       ====================

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           1999                        1998
                                                    -------------------       --------------------
Machinery, equipment and vehicles                   $     4,717,198           $     4,526,903
Leasehold improvements                                        3,829                 1,527,834
Construction in progress                                          -                    46,835
                                                    -------------------       --------------------
                                                          4,721,027                 6,101,572

Less accumulated depreciation
  and amortization                                       (3,665,496)               (3,579,567)
                                                    -------------------       --------------------
    Total property and equipment, net               $     1,055,531           $     2,522,005
                                                    ===================       ====================



                                                               26

     During 1999, Phoenix Gold purchased its leased office, warehouse and manufacturing facility for $3,132,000 from its landlord. On the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $924,000, for a net sales price of $5,037,000, and then leased the facility from the purchaser. A gain of $981,000 was deferred and will be recognized over the ten-year lease term as a reduction in rent expense. The net cash proceeds were used to repay $990,000 in remaining long-term obligations.


NOTE 6 - LINE OF CREDIT

     A $5.5 million revolving operating line of credit is available through December 31, 1999. Interest on the borrowings is equal to the bank's prime lending rate (8.25% at September 30, 1999) or LIBOR plus an additional percentage. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits. Borrowings under the line of credit are secured by accounts receivable, inventories and certain other assets. The line of credit contains covenants which require a minimum level of tangible net worth and minimum ratios of current assets to current liabilities and debt service coverage. As of September 30, 1999, the Company was eligible to borrow $5.3 million under the line of credit. No borrowings were outstanding under the line of credit as of that date. Borrowings as of September 30, 1998 were $900,000 and bore interest at 7.94%.

     A $350,000 note payable to Carver Corporation related to the acquisition of the professional sound division was paid in full in 1997. The note bore interest at a rate of 6%.


NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                            1999                      1998
                                                    -------------------         -----------------
Capital lease obligations, paid in full             $              -            $    1,127,775

Term note, payable in monthly installments,
  including interest at 5.9%, paid in full                         -                    27,586

Term note,  payable in monthly installments,
  including interest at 9.0%, paid in full                         -                     5,401
                                                    -------------------         -----------------
                                                                   -                 1,160,762
Less current portion                                               -                  (222,529)
                                                    -------------------         -----------------
    Total long-term obligations                     $              -            $      938,233
                                                    ===================         =================

      During July 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25% which was repaid in July 1999.




NOTE 8 - COMMITMENTS

     Phoenix Gold leases its office, warehouse and manufacturing facility under a ten-year operating lease agreement. Terms of the lease include an option to extend the length of the lease for ten additional years.

     Minimum future rentals under operating leases having initial or remaining terms of one year or more are as follows:


     September 30,
       2000                                                                                $    524,000
       2001                                                                                     537,000
       2002                                                                                     550,000
       2003                                                                                     564,000
       2004                                                                                     578,000
       Thereafter                                                                             2,951,000
                                                                                           --------------
        Total                                                                              $  5,704,000
                                                                                           ==============


     Rent expense under operating leases for the three years ended September 30, 1999, 1998 and 1997 was $255,000, $365,000 and $333,000.


NOTE 9 - TAXES

Income tax benefit (expense):

                                               1999                      1998                      1997
                                         ------------------        ------------------       -----------------
Current:
  Federal                                $     (412,000)           $      47,000            $    (112,000)
  State                                         (53,000)                   6,000                  (16,239)
                                         ------------------        ------------------       -----------------
    Total current                              (465,000)                  53,000                 (128,239)

Deferred:
  Federal                                       (87,000)                 368,000                 (127,000)
  State                                         (11,000)                  34,000                  (17,761)
                                         ------------------        ------------------       ------------------
    Total deferred                              (98,000)                 402,000                 (144,761)
                                         ------------------        ------------------       ------------------
      Total                              $     (563,000)           $     455,000            $    (273,000)
                                         ==================        ==================       ==================

Effective income tax rates are as follows:

                                               1999                      1998                      1997
                                         -----------------         ----------------         -----------------
Taxes at statutory
   federal income tax rate                        (34.0%)                   34.0%                   (34.0%)
State taxes, net of
  federal benefit                                  (4.4)                     4.4                     (4.4)
Other, net                                         (1.3)                    (1.3)                    (1.6)
                                         -----------------         ----------------         -----------------
    Total                                         (39.7%)                   37.1%                   (40.0%)
                                         =================         ================         =================


                                                           28

     The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                 1999                 1998
                                            -------------        --------------
Deferred tax liability - depreciation       $    (133,000)       $    (72,000)


Deferred tax assets:
  Accrued expenses                                138,000             286,000
  Deferred gain on sale of facility               367,000                   -
  Goodwill and other intangibles                  366,000             550,000
  Inventory valuation                             177,000             249,000
                                           --------------        ---------------
    Total deferred tax assets                   1,048,000           1,085,000
                                           --------------        ---------------
      Net deferred taxes                    $     915,000        $  1,013,000
                                           ==============        ===============

Current deferred tax asset                  $     315,000        $    446,000
Long-term deferred tax asset                      600,000             567,000
                                           --------------        ---------------
      Net deferred taxes                    $     915,000        $  1,013,000
                                           ===============       ===============


NOTE 10 - BENEFIT PLAN

     Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997 which covers substantially all employees. Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations. The Company matches 100% of employee contributions up to $750 of each participating employee's compensation. The matching contribution expense was $63,000, $77,000 and $10,000 for the years ended September 30, 1999, 1998 and 1997.

     The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. No profit sharing expense was approved for the years ended September 30, 1999, 1998 and 1997.


NOTE 11 - SHAREHOLDERS' EQUITY AND STOCK OPTION PLAN

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

     In general, options to purchase common stock may not be granted at less than fair market value at the date of grant. Options generally become exercisable ratably over a three to five year period and expire five to ten years after the date of grant. The Stock Option Plan expires in 2005. The Stock Option Plan can also be terminated by the Board of Directors at any time without shareholder approval with respect to shares of common stock not subject to outstanding options.



     Information relating to option activity for the Stock Option Plan is set forth below:


                                                    Outstanding Options                      Exercisable
                                               -----------------------------         -----------------------------
                                                                   Weighted                            Weighted
                                Shares            Number           Average             Number          Average
                              Available             Of             Exercise              of            Exercise
                              for Option          Shares            Price              Shares           Price
                             ------------      -----------        ----------         ------------     ------------
September 30, 1996             209,530           295,865          $    5.06            161,764         $    4.97

Granted                       (239,545)          239,545               5.34
Exercised                            -            (4,380)              4.68
Canceled                        38,930           (38,930)              6.28
                             ------------      -----------

September 30, 1997               8,915           492,100               5.10            221,615              4.97

Granted                        (11,550)           11,550               4.00
Exercised                            -            (5,760)              4.68
Canceled                       128,575          (128,575)              5.74
                             ------------      -----------

September 30, 1998             125,940           369,315               4.85            258,383              4.86

Granted                         (2,800)            2,800              3.125
Exercised                            -                 -
Canceled                        42,340           (42,340)              4.72
                             ------------      -----------

September 30, 1999             165,480           329,775          $    4.85            271,508         $    4.87
                             ============      ===========


      The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 1999:

                                                 Outstanding                                      Exercisable
                              --------------------------------------------------      --------------------------------
                                                    Weighted
                                                     Average           Weighted                           Weighted
       Range of                                     Remaining          Average                             Average
       Exercise                  Number            Contractual         Exercise        Number             Exercise
        Prices                  of Shares             Life              Price         of Shares             Price
--------------------          ------------      --------------       -----------      ----------        --------------
            $  3.125              2,800               4.4            $   3.125               -          $    3.125
$  4.00  -  $  4.75             237,575               5.1                4.67          196,908               4.68
$  5.15  -  $  5.50              88,000               3.4                5.31           73,200               5.27
            $ 11.75               1,400               1.3               11.75            1,400              11.75
                               -----------      --------------       ----------       ----------        --------------

                                329,775               4.6            $  4.85           271,508          $    4.87
                               ===========      ==============       ===========      ==========        ==============


     At September 30, 1999 and 1998, there were outstanding warrants to purchase up to 110,000 shares of common stock at $8.10 per share. Such warrants became exercisable on May 4, 1996 and expire on May 3, 2000.


     At September 30, 1999, nonqualified options to purchase 5,000 and 1,400 shares of common stock were outstanding at $4.63 and $3.125 per share. Such options become exercisable ratably over a three-year period and expire in 2007 and 2004. At September 30, 1999, Phoenix Gold has reserved 611,655 shares of common stock for issuance upon exercise of the stock options and warrants.

     Phoenix Gold has elected to continue to account for stock options according to APB Opinion No. 25. However, as required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 1999 and 1998 using the Black-Scholes option pricing model. The weighted average estimated fair value of options granted during 1999, 1998 and 1997 was $2.09, $2.45 and $4.52 per share. The weighted average assumptions used for stock option grants during the years ended September 30, 1999, 1998 and 1997 were a risk free interest rate of 5.00%, 5.75% and 6.25%, an expected dividend yield of 0%, 0% and 0%, an expected life of 5.0 years, 5.0 years and 7.1 years and an expected volatility of 79.0%, 67.8% and 94.6%.

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

     For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. Pro forma net earnings
(loss) and earnings (loss) per share is as follows:

                                            1999           1998          1997
                                       -----------     ----------     ----------

Pro forma net earnings (loss)          $  789,000      $ (781,000)    $ 306,000

Pro forma earnings (loss) per share          0.24           (0.23)         0.09



     The effects of applying SFAS No. 123 to provide pro forma disclosure are not likely to represent net earnings (loss) and earnings (loss) per share for future years since SFAS No. 123 does not apply to grants prior to October 1, 1995, options vest over several years, additional awards are anticipated in future years and assumptions used for any additional awards may vary from the current assumptions.

     During 1999, Phoenix Gold began acquiring shares of its common stock in connection with a stock repurchase program announced in November 1998. That program authorizes the Company to purchase up to $1.0 million of common stock from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 230,400 shares of common stock in 1999 at an aggregate cost of $392,825.

NOTE 12 - SALES AND MAJOR CUSTOMERS

     Phoenix Gold operates in a single industry segment: the design, manufacture and sales of electronics, accessories and speakers for use in the audio market. Net sales by geographic region are as follows:

                                 1999               1998              1997
                           ---------------     --------------     -------------

United States              $   20,078,164      $  17,903,217      $ 16,894,741
International:
  Europe                        3,746,786          4,624,273         5,565,352
  Asia                          1,157,670            945,600         2,245,232
  Other                         2,555,529          3,011,625         3,093,403
                           ---------------     --------------     -------------
    Total international         7,459,985          8,581,498        10,903,987
                           ---------------     --------------     --------------
      Net sales            $   27,538,149      $  26,484,715      $ 27,798,728
                           ===============     ==============     ==============

     No customer accounted for 10% or more of the Company's net sales during the years ended September 30, 1999, 1998 or 1997. As of September 30, 1999 and 1998, one customer accounted for approximately 15.0% and 15.5% of total accounts receivable.


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of operating results by quarter for the years ended September 30, 1999 and 1998:


1999 QUARTER ENDED             DECEMBER 31        MARCH 31          JUNE 30         SEPTEMBER 30         TOTAL
------------------           ---------------    ------------     ------------      --------------    --------------
Net sales                    $  6,665,935       $  6,200,066     $  7,454,978      $  7,217,170      $  27,538,149
Gross profit                    1,721,052          1,673,617        2,055,526         1,672,687          7,122,882
Net earnings                      206,336            159,719          335,901           152,173            854,129
Earnings per share                   0.06               0.05             0.10              0.05               0.26

1998 QUARTER ENDED

Net sales                    $  6,058,001       $  6,613,495     $  7,687,304      $  6,125,915      $  26,484,715
Gross profit                    1,414,797          1,787,877        2,297,119         1,034,117          6,533,910
Net earnings (loss) (1)             3,002             67,995          269,535        (1,112,906)          (722,374)
Earnings (loss) per share            0.00               0.02             0.08             (0.32)             (0.22)



(1) See Note 2 to Financial Statements describing non-recurring charges.

                                                       32

                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PHOENIX GOLD INTERNATIONAL, INC.


                                         By:   /s/ Keith A. Peterson
                                           -------------------------------
                                               Keith A. Peterson
                                               Chairman, President and
                                               Chief Executive Officer

                                         Date: December 10, 1999


     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                    Capacity                                  Date
      ---------                    --------                                  ----


/s/ Keith A. Peterson        Chairman, President and                  December 10, 1999
----------------------       Chief Executive Officer
Keith A. Peterson            (Principal Executive Officer)



/s/ Timothy G. Johnson       Executive Vice President,                December 10, 1999
----------------------       Chief Operating Officer and
Timothy G. Johnson           Director



/s/ Joseph K. O'Brien        Chief Financial Officer and              December 10, 1999
----------------------       Secretary (Principal Financial
Joseph K. O'Brien            and Accounting Officer)


/s/ Robert A. Brown          Director                                 December 10, 1999
----------------------
Robert A. Brown

/s/ Edward A. Foehl          Director                                 December 10, 1999
----------------------
Edward A. Foehl

/s/ Frank G. Magdlen         Director                                 December 10, 1999
----------------------
Frank G. Magdlen



                                    EXHIBIT INDEX




Exhibit                      Description                                  Page
-------                      -----------                                  ----

23.1      Consent of Deloitte & Touche LLP, Independent Auditors            35

27        Financial Data Schedule                                           36

99.1      Certain Factors to Consider in Connection with
             Forward-Looking Statements                                     37