Form 10-Q
period 1999-12-26
PHOENIX GOLD INTERNATIONAL INC
filed 2000-02-07
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
                For the quarterly period ended December 26, 1999,

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,049,445 shares of the issuer's common stock outstanding as of January 31, 2000.

                        PHOENIX GOLD INTERNATIONAL, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX
                                      -----


Part I.        FINANCIAL INFORMATION                                                                               Page
                                                                                                                   ----

               Item 1.     Financial Statements

                           Balance Sheets at December 31, 1999
                               and September 30, 1999 (unaudited)                                                    3

                           Statements of Earnings for the Three Months Ended
                               December 31, 1999 and 1998 (unaudited)                                                4

                           Statements of Cash Flows for the Three Months Ended
                               December 31, 1999 and 1998 (unaudited)                                                5

                           Notes to Financial Statements                                                             6

               Item 2.     Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                             8


Part II.       OTHER INFORMATION

               Item  6.    Exhibits and Reports on Form 8-K                                                         11


SIGNATURES                                                                                                          12

INDEX TO EXHIBITS                                                                                                   13


PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              December 31,           September 30,
                                                                                 1999                    1999
                                                                          --------------------    --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $        677,002        $        868,458
    Accounts receivable, net                                                      4,342,707               4,794,799
    Inventories                                                                   6,283,774               5,620,835
    Prepaid expenses                                                                274,676                 213,677
    Deferred taxes                                                                  315,000                 315,000
                                                                          --------------------    --------------------
        Total current assets                                                     11,893,159              11,812,769

Property and equipment, net                                                         948,555               1,055,531
Goodwill, net                                                                       168,176                 178,081
Deferred taxes                                                                      585,000                 600,000
Other assets                                                                        266,002                 242,058
                                                                          --------------------    --------------------

        Total assets                                                       $     13,860,892        $     13,888,439
                                                                          ====================    ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $      1,485,439        $      1,074,881
    Accrued payroll and benefits                                                    312,933                 436,970
    Other accrued expenses                                                          284,667                 379,782
    Income taxes payable                                                            135,644                  81,644
                                                                          --------------------    --------------------
        Total current liabilities                                                 2,218,683               1,973,277

Deferred gain on sale of facility                                                   931,737                 956,256

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                  -                       -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,078,445 and 3,234,345 shares                   6,695,590               7,155,997
    Retained earnings                                                             4,014,882               3,802,909
                                                                          --------------------    --------------------
        Total shareholders' equity                                               10,710,472              10,958,906
                                                                          --------------------    --------------------

        Total liabilities and shareholders' equity                         $     13,860,892        $     13,888,439
                                                                          ====================    ====================




                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                           ----------------------------------------
                                                                                 1999                  1998
                                                                           ------------------    ------------------
Net sales                                                                   $       6,893,627     $       6,665,935

Cost of sales                                                                       5,092,858             4,944,883
                                                                           ------------------    ------------------

    Gross profit                                                                    1,800,769             1,721,052


Operating expenses:
    Selling                                                                           926,769               781,681
    General and administrative                                                        531,387               542,177
                                                                           ------------------    ------------------

        Total operating expenses                                                    1,458,156             1,328,858
                                                                           ------------------    ------------------

Income from operations                                                                342,613               392,194

Other income (expense):
    Interest expense                                                                       -                (48,858)
    Other income, net                                                                   8,360                    -
                                                                           ------------------    ------------------

        Total other income (expense)                                                    8,360               (48,858)
                                                                           ------------------    ------------------

Earnings before income taxes                                                          350,973               343,336

Income tax expense                                                                   (139,000)             (137,000)
                                                                           ------------------    ------------------

Net earnings                                                                $         211,973     $         206,336
                                                                           ==================    ==================

Earnings per share - basic and diluted                                      $            0.07     $            0.06
                                                                           ==================    ==================

Average shares outstanding - basic and diluted                                      3,156,721             3,436,261
                                                                           ==================    ==================


                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                        December 31,

                                                                              ----------------------------------
                                                                                   1999               1998
                                                                              ---------------    ---------------
Cash flows from operating activities:
    Net earnings                                                                $   211,973        $   206,336
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                               160,981            245,825
        Deferred taxes                                                               15,000             10,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                     452,092           (306,495)
            Inventories                                                            (662,939)           565,208
            Prepaid expenses                                                        (60,999)           (84,817)
            Other assets                                                            (36,944)                -
            Accounts payable                                                        410,558           (583,986)
            Accrued expenses                                                       (165,152)          (226,414)
                                                                              --------------     ---------------

    Net cash provided by (used in) operating activities                             324,570           (174,343)

Cash flows from investing activities:
    Capital expenditures, net                                                       (55,619)           (22,240)
                                                                              ---------------    ---------------

    Net cash used in investing activities                                           (55,619)           (22,240)

Cash flows from financing activities:
    Line of credit, net                                                                  -             608,189
    Repayment of long-term obligations                                                   -             (55,209)
    Purchase of common stock                                                       (460,407)          (356,400)
                                                                              ---------------    ---------------

    Net cash provided by (used in) financing activities                            (460,407)           196,580
                                                                              ---------------    ---------------
Decrease in cash and cash equivalents                                              (191,456)                (3)

Cash and cash equivalents, beginning of period                                      868,458              2,602
                                                                              ---------------    ---------------

Cash and cash equivalents, end of period                                        $   677,002        $     2,599
                                                                              ===============    ===============

Supplemental disclosure:
    Cash paid for interest                                                      $         -        $    50,000
    Cash paid for income taxes
                                                                                     70,000                 -




                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1999 and the results of its operations and its cash flows for the three-month periods ended December 31, 1999 and 1998.

NOTE 2 - REPORTING PERIODS

      The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 2000 and fiscal 1999 are 52-week years and all quarters are 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.

NOTE 3 - PROSPECTIVE ACCOUNTING CHANGE

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2001. Management has not yet completed an evaluation of the effect this standard will have on the Company's financial statements.

NOTE 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                              December 31,            September 30,
                                                  1999                     1999
                                          ---------------------    ---------------------

      Raw materials and work-in-process     $      2,700,594          $     2,531,260
      Finished goods and supplies                  3,583,180                3,089,575
                                          ---------------------    ---------------------
          Total inventories                 $      6,283,774          $     5,620,835
                                          =====================    =====================

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                  December 31,            September 30,
                                                     1999                     1999
                                             ---------------------    ---------------------
      Machinery, equipment and vehicles        $     4,748,414           $     4,717,198
      Leasehold improvements                            28,232                     3,829
                                             ---------------------    ---------------------
                                                     4,776,646                 4,721,027
      Less accumulated depreciation
        and amortization                            (3,828,091)               (3,665,496)
                                             ---------------------    ---------------------
          Total property and equipment, net    $       948,555           $     1,055,531
                                             =====================    =====================


NOTE 6 - LINE OF CREDIT

      During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (8.5% at December 31, 1999) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of December 31, 1999, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

NOTE 7 - SHAREHOLDERS' EQUITY

      The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock. During the three months ended December 31, 1999, the Company acquired 155,900 shares of its common stock for $460,000. From the inception of the stock repurchase program, the Company has acquired $850,000 of Company common stock.

PART I:    FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

      Net sales increased $228,000, or 3.4%, to $6.9 million for the three months ended December 31, 1999 compared to $6.7 million for the three months ended December 31, 1998 due principally to increased domestic sales. Domestic sales increased $310,000, or 6.4%, to $5.1 million for the three months ended December 31, 1999 compared to $4.8 million for the three months ended December 31, 1998. International sales decreased 4.5% to $1,762,000 for the three months ended December 31, 1999, from $1,845,000 in the comparable 1998 period.
International sales represented 25.6% and 27.7% of net sales for the three months ended December 31, 1999 and 1998, respectively. Sales of electronics and speakers increased 9.3% and 60.0%, respectively for the three months ended December 31, 1999 compared to the corresponding quarter in fiscal 1999. Sales of accessories decreased 23.3% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The Company expects international sales for fiscal 2000 to remain at levels lower than historically achieved.

      Gross profit increased to 26.1% from 25.8% of net sales for the three months ended December 31, 1999 and 1998, respectively, primarily due to increased sales volume which caused manufacturing overhead to decrease as a percentage of sales.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $129,000, or 9.7%, to $1,458,000 for the three months ended December 31, 1999 compared to $1,329,000 for the three months ended December 31, 1998. Operating expenses were 21.2% and 19.9% of net sales in the respective three-month periods.

      Selling expenses increased $140,000, or 17.8%, to $927,000 for the three months ended December 31, 1999 compared to $787,000 for the comparable 1998 period. Selling expenses were 13.4% and 11.8% of net sales in the respective three-month periods. The increased selling expenses in dollar amount were due to higher payroll costs as a result of additional sales and marketing personnel, increased salaries and wages and increased sales incentive programs.

      General and administrative expenses decreased $11,000, or 2.0%, to $531,000 for the three months ended December 31, 1999 compared to $542,000 for the comparable fiscal 1999 period. General and administrative expenses were 7.7% and 8.1% of net sales in the respective three-month periods. The decreased general and administrative expenses were due to decreased engineering expenses offset in part by higher payroll costs as a result of increased salaries and wages.

      Interest expense decreased by $49,000 to $0 for the three months ended December 31, 1999 compared to $49,000 for the three months ended December 31, 1998. The decrease in interest expense was due to repayment of short and long-term borrowings in fiscal 1999.

      Net earnings were $212,000, or $0.07 per share - basic and diluted (based on 3.16 million shares outstanding), for the three months ended December 31, 1999, compared to net earnings of $206,000, or $0.06 per share - basic and diluted (based on 3.44 million shares outstanding) for the three months ended December 31, 1998. The increase in net earnings in the first quarter of fiscal 2000 compared to the corresponding quarter in fiscal 1999 was due to increased sales, improved gross margin and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the first quarter of fiscal 2000 from cash generated from operating activities. Net cash provided by operating activities was $325,000 for the three months ended December 31, 1999. When cash flow from operations was less than current needs, the Company increased the balance owing on its operating line of credit. When cash flow from operations exceeded current needs, the Company paid down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash which resulted in low reported cash balances in periods prior to September 30, 1999.

      Cash and cash equivalents decreased by $191,000 during the three months ended December 31, 1999 due principally to purchases of Company common stock. Accounts receivable decreased by $452,000 during the first quarter of fiscal 2000 due to a decrease in sales in the first quarter of fiscal 2000 as compared to the fourth quarter of fiscal 1999. Inventories increased by $663,000 and accounts payable increased $411,000 during the first quarter of fiscal 2000 due to management's efforts to increase certain electronics, speakers and accessories inventories. Prepaid expenses increased $61,000 during the three months ended December 31, 1999 primarily due to trade show deposits and insurance costs incurred at the beginning of the Company's fiscal year. Accrued expenses decreased $165,000 due to lower accrued payroll and benefits at December 31, 1999. Overall, net working capital decreased $165,000 during the first quarter of fiscal 1999 due to the Company acquiring 155,900 shares of its common stock for $460,000.

      The Company made capital expenditures of $56,000 in the three months ended December 31, 1999. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2000 will not exceed $400,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

      During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (8.5% at December 31, 1999) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of December 31, 1999, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

      The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of December 31, 1999, the Company had cash and cash equivalents of $677,000 compared to $868,000 as of September 30, 1999. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

YEAR 2000 CONVERSION
--------------------

      The Company has completed the process of preparing its computer systems and applications for the Year 2000 date conversion. Information systems determined not to be Year 2000 compliant were modified, upgraded or replaced through acquisition and implementation of "off the shelf" upgrades to existing information systems software. The upgrades were acquired from third party vendors at a cost of less than $20,000. As of the date of filing of this Quarterly Report on Form 10-Q, the Company believes the effect of the Year 2000 conversion on its business was not and will not be material.

      There can be no assurance, however, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, that undetected Year 2000 issues could not materially adversely affect our business in the future.

FORWARD-LOOKING STATEMENTS
--------------------------

All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; potential fluctuations in quarterly results and seasonality; the adverse effect of reduced discretionary consumer spending; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; costs or expenditures associated with remediating potential Year 2000 issues; and, environmental regulation as well as other factors discussed in Exhibit 99.1 to the Company's 1999 Annual Report on Form 10-K which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                    3(ii)(a)  Amended Restated Bylaws dated December 1, 1999

                    10.18 Loan Agreement dated December 1, 1999 between the Company and U.S. National Bank Association

                    10.19 Promissory Note dated December 1, 1999 made by the Company in favor of U.S. National Bank Association

                    27        Financial Data Schedule

          (b) Reports on Form 8-K

                                None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX GOLD INTERNATIONAL, INC.



                                    /s/ Joseph K. O'Brien
                                    -------------------------------------
                                    Joseph K. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  February 7, 2000

                                INDEX TO EXHIBITS

        EXHIBIT                                                                                          PAGE
        -------                                                                                          ----

        3(ii)(a)    Amended Restated Bylaws dated December 1, 1999                                        14

        10.18       Loan Agreement dated December 1, 1999 between the Company
                    and U.S. National Bank Association                                                    38

        10.19       Promissory Note dated December 1, 1999 made by the Company
                    in favor of U.S. National Bank Association                                            44

        27          Financial Data Schedule                                                               53