Form 10-Q
period 2000-03-26
PHOENIX GOLD INTERNATIONAL INC
filed 2000-05-09
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 26, 2000

                                       or

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______to ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There were 3,030,245 shares of the issuer's common stock outstanding as of April 30, 2000.

                        PHOENIX GOLD INTERNATIONAL, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX
                                      -----


Part I.        FINANCIAL INFORMATION                                                                              Page
                                                                                                                  ----
               Item 1.     Financial Statements

                           Balance Sheets at March 31, 2000
                           and September 30, 1999 (unaudited)                                                       3

                           Statements of Earnings for the Three and Six Months Ended
                           March 31, 2000 and 1999 (unaudited)                                                      4

                           Statements of Cash Flows for the Six Months Ended
                           March 31, 2000 and 1999 (unaudited)                                                      5

                           Notes to Financial Statements                                                            6

               Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                8

               Item 3.     Quantitative and Qualitative Disclosure About Market Risk                                10

Part II.       OTHER INFORMATION

               Item 4.     Submission of Matters to a Vote of Security Holders                                      11

               Item 6.     Exhibits and Reports on Form 8-K                                                         11

SIGNATURES                                                                                                          12

INDEX TO EXHIBITS                                                                                                   13



                                       2

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS



                                        PHOENIX GOLD INTERNATIONAL, INC.
                                                 BALANCE SHEETS
                                                   (UNAUDITED)

                                                                              MARCH 31,           SEPTEMBER 30,
                                                                                2000                  1999
                                                                          ------------------    ------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                 $   495,928           $   868,458
    Accounts receivable, net                                                    4,144,232             4,794,799
    Inventories                                                                 6,062,418             5,620,835
    Prepaid expenses                                                              264,748               213,677
    Deferred taxes                                                                360,000               315,000
                                                                          ------------------    ------------------
        Total current assets                                                   11,327,326            11,812,769

Property and equipment, net                                                       989,897             1,055,531
Goodwill, net                                                                     158,270               178,081
Deferred taxes                                                                    610,000               600,000
Other assets                                                                      252,099               242,058
                                                                          ------------------    ------------------

        Total assets                                                          $13,337,592           $13,888,439
                                                                          ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $   674,768           $ 1,074,881
    Accrued payroll and benefits                                                  354,741               436,970
    Other accrued expenses                                                        395,036               379,782
    Income taxes payable                                                          180,910                81,644
                                                                          ------------------    ------------------
        Total current liabilities                                               1,605,455             1,973,277

Deferred gain on sale of facility                                                 907,217               956,256

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                                 -                     -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,034,345 and 3,234,345 shares                 6,569,428             7,155,997
    Retained earnings                                                           4,255,492             3,802,909
                                                                          ------------------    ------------------
        Total shareholders' equity                                             10,824,920            10,958,906
                                                                          ------------------    ------------------

        Total liabilities and shareholders' equity                            $13,337,592           $13,888,439
                                                                          ==================    ==================



                                    SEE NOTES TO FINANCIAL STATEMENTS

                                         PHOENIX GOLD INTERNATIONAL, INC.
                                              STATEMENTS OF EARNINGS
                                                    (UNAUDITED)




                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             MARCH 31                          MARCH 31
                                                    ---------------------------     --------------------------------
                                                       2000            1999              2000             1999
                                                    ------------- -------------     ---------------  ---------------

Net sales                                           $ 6,511,208     $ 6,200,066      $13,404,835      $12,866,001

Cost of sales                                         4,627,577       4,526,449        9,720,435        9,471,332
                                                    -----------     -----------      -----------      -----------

    Gross profit                                      1,883,631       1,673,617        3,684,400        3,394,669

Operating expenses:
    Selling                                             913,768         795,642        1,840,537        1,582,323
    General and administrative                          573,553         572,467        1,104,940        1,114,644
                                                    -----------     -----------      -----------      -----------

     Total operating expenses                         1,487,321       1,368,109        2,945,477        2,696,967
                                                    -----------     -----------      -----------      -----------

Income from operations                                  396,310         305,508          738,923          697,702

Other income (expense):
    Interest expense                                          -         (39,789)               -          (88,647)
    Other income, net                                     3,300               -           11,660                -
                                                    -----------     -----------      -----------      -----------

     Total other income (expense)                         3,300         (39,789)          11,660          (88,647)
                                                    -----------     -----------      -----------      -----------

Earnings before income taxes                            399,610         265,719          750,583          609,055

Income tax expense                                     (159,000)       (106,000)        (298,000)        (243,000)
                                                    -----------     -----------      -----------      -----------

Net earnings                                        $   240,610     $   159,719      $   452,583      $   366,055
                                                    ===========     ===========      ===========      ===========

Earnings per share - basic and diluted              $      0.08     $      0.05      $      0.15      $      0.11
                                                    ===========     ===========      ===========      ===========

Average shares outstanding - basic and diluted        3,048,212       3,248,745        3,102,466        3,342,503
                                                    ===========     ===========      ===========      ===========





                        SEE NOTES TO FINANCIAL STATEMENTS

                                       PHOENIX GOLD INTERNATIONAL, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ----------------------------------
                                                                                   2000               1999
                                                                              ---------------    ---------------

Cash flows from operating activities:
    Net earnings                                                               $   452,583        $   366,055
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                              314,113            489,038
        Deferred taxes                                                             (55,000)            38,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                    650,567            368,053
            Inventories                                                           (441,583)           869,467
            Prepaid expenses                                                       (51,071)          (124,883)
            Other assets                                                           (36,943)           (80,002)
            Accounts payable                                                      (400,113)          (987,276)
            Accrued expenses                                                        32,291           (149,759)
                                                                              ------------         ----------

    Net cash provided by operating activities                                      464,844            788,693

Cash flows from investing activities:
    Capital expenditures, net                                                     (250,805)          (120,817)
                                                                              ------------         ----------

    Net cash used in investing activities                                         (250,805)          (120,817)

Cash flows from financing activities:
    Line of credit, net                                                                  -           (200,000)
    Repayment of long-term obligations                                                   -           (111,479)
    Purchase of common stock                                                      (586,569)          (356,400)
                                                                              ------------         ----------

    Net cash used in financing activities                                         (586,569)          (667,879)
                                                                              ------------         ----------

Decrease in cash and cash equivalents                                             (372,530)                (3)

Cash and cash equivalents, beginning of period                                     868,458              2,602
                                                                              ------------          ---------

Cash and cash equivalents, end of period                                       $   495,928        $     2,599
                                                                              ============          =========

Supplemental disclosures:
    Cash paid for interest                                                               -        $    80,000
    Cash paid for income taxes                                                     253,000            120,000



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2000 and the results of its operations for the three- and six-month periods ended March 31, 2000 and 1999 and its cash flows for the six-months ended March 31, 2000 and 1999.


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


NOTE 4 - INVENTORIES

      Inventories are stated at the lower of cost or market and consist of the following:

                                              MARCH 31,           SEPTEMBER 30,
                                                2000                  1999
                                           ---------------      ----------------

   Raw materials and work-in-process         $   2,606,935        $   2,531,260
   Finished goods and supplies                   3,455,483            3,089,575
                                           ---------------      ----------------
       Total inventories                     $   6,062,418        $   5,620,835
                                           ===============      ================

NOTE 5 - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                 MARCH 31,         SEPTEMBER 30,
                                                   2000               1999
                                              ---------------    ---------------

    Machinery, equipment, and vehicles          $   4,896,566     $   4,717,198
    Leasehold improvements                             75,266             3,829
                                              ---------------    ---------------
                                                    4,971,832         4,721,027
    Less accumulated depreciation
      and amortization                             (3,981,935)       (3,665,496)
                                              ---------------    ---------------
        Total property and equipment, net       $     989,897     $    1,055,531
                                              ===============    ===============


NOTE 6 - LINE OF CREDIT

      During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (9.0% at March 31, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of March 31, 2000, the Company was eligible to borrow $4.9 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.


NOTE 7 - SHAREHOLDERS' EQUITY

      The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock. During the six months ended March 31, 2000, the Company acquired 200,000 shares of its common stock for $587,000. From the inception of the stock repurchase program, the Company has acquired $979,000 of Company common stock.

PART I:    FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      Net sales increased $311,000, or 5.0%, to $6.5 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999 due principally to increased international sales. International sales increased 20.3% to $1.7 million from $1.4 million in the comparable 1999 period. The increase resulted primarily from a 32.2% increase in sales to Europe and an 81.4% increase in sales to Asia offset in part by an 11.1% decrease in sales to other international markets. International sales represented 25.6% and 22.4% of net sales for the three months ended March 31, 2000 and 1999, respectively. Domestic sales increased $30,000, or 0.6%, to $4.84 million for the three months ended March 31, 2000 compared to $4.81 million for the three months ended March 31, 1999. The Company expects international sales for fiscal 2000 to remain at levels lower than historically achieved due to current world-wide economic conditions.

      Net sales for the six months ended March 31, 2000 increased $539,000, or 4.2%, to $13.4 million from $12.9 million for the six months ended March 31, 1999 due to increased domestic and international sales. Domestic sales increased $327,000, or 3.4%, to $10.0 million for the six months ended March 31, 2000 compared to $9.6 million for the six months ended March 31, 1999. For the six months ended March 31, 2000, international sales increased 6.6% to $3.4 million from $3.2 million in the comparable 1999 period. The increase resulted primarily from a 108.6% increase in sales to Asia offset in part by a 15.4% decrease in sales to Europe. International sales represented 25.6% and 25.0% of net sales for the six months ended March 31, 2000 and 1999, respectively.

      Gross profit increased to 28.9% of net sales for the three months ended March 31, 2000 from 27.0% for the three months ended March 31, 1999. Gross profit increased to 27.5% of net sales for the six months ended March 31, 2000 from 26.4% for the comparable prior period. The increase was primarily due to increased sales volume which caused manufacturing overhead to decrease as a percentage sales.

      Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $119,000, or 8.7%, to $1,487,000 for the three months ended March 31, 2000 compared to $1,368,000 for the three months ended March 31, 1999. Operating expenses were 22.8% and 22.1% of net sales in the respective three-month periods. Operating expenses increased $249,000, or 9.2%, to $2,945,000 for the six months ended March 31, 2000 compared to $2,697,000 for the comparable period in fiscal 1999. Operating expenses were 22.0% and 21.0% of net sales in the respective six-month periods.

      Selling expenses increased $118,000, or 14.8%, to $914,000 for the three months ended March 31, 2000 compared to $796,000 for the comparable 1999 period. Selling expenses were 14.0% and 12.8% of net sales in the respective three-month periods. Selling expenses increased 16.3% in the first half of fiscal 2000, to $1.8 million, compared to $1.6 million for the first half of fiscal 1999. Selling expenses were 13.7% and 12.3% of net sales in the respective six month periods. The increased selling expenses were due to increased promotional activities and sales incentive programs.

      General and administrative expenses were unchanged for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses were 8.8% and 9.2% of net sales in the respective three-month periods. General and administrative expenses decreased $10,000, or 0.9% in the first half of fiscal 2000, to $1,105,000, compared to $1,115,000 for the first half of fiscal 1999. General and administrative expenses were 8.2% and 8.7% of net sales in the respective six-month periods. The decreased general and administrative expenses were due to lower depreciation expense offset in part by higher payroll costs.

      Interest expense decreased by $40,000 to $0 for the three months ended March 31, 2000, compared to $40,000 for the three months ended March 31, 1999. Interest expense decreased by $89,000 to $0 for the first half of fiscal 2000 compared to $89,000 for the first half of fiscal 1999. The decrease in interest expense was due to repayment of all short and long-term borrowings in fiscal 1999.

      Net earnings were $241,000, or $0.08 per share - basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2000, compared to net earnings of $160,000, or $0.05 per share - basic and diluted (based on 3.2 million shares outstanding), for the three months ended March 31, 1999. Net earnings were $453,000, or $0.15 per share - basic and diluted (based on 3.1 million shares outstanding), for the six months ended March 31, 2000, compared to net earnings of $366,000, or $0.11 per share - basic and diluted (based on 3.3 million shares outstanding), for the comparable 1999 period. The increase in net earnings was due to increased sales and improved gross margin.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the six months ended March 31, 2000 from cash generated from operating activities. Net cash provided by operating activities was $465,000 for the six months ended March 31, 2000. When cash flow from operations was less than current needs, the Company increased the balance owing on its operating line of credit. When cash flow from operations exceeded current needs, the Company paid down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practices resulted in low reported cash balances in periods prior to September 30, 1999.

      Cash and cash equivalents decreased by $373,000 during the six months ended March 31, 2000 due principally to purchases of Company common stock. Accounts receivable decreased by $651,000 due to management's continuing efforts to improve collections. Inventories increased by $442,000 due to management's efforts to increase certain electronics, speakers and accessories inventories. Accounts payable decreased $400,000 due to the timing of payment due dates.
Prepaid expenses increased $51,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Overall, net working capital decreased $118,000 during the first half of fiscal 2000 due to the Company acquiring 200,000 shares of its common stock for $587,000.

      The Company made capital expenditures of $251,000 for the six months ended March 31, 2000. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2000 will be approximately $200,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

      During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (9.0% at March 31, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of March 31, 2000, the Company was eligible to borrow $4.9 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.


FORWARD-LOOKING STATEMENTS
--------------------------

All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; potential fluctuations in quarterly results and seasonality; the adverse effect of reduced discretionary consumer spending; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; costs or expenditures associated with remediating potential Year 2000 issues; and, environmental regulation as well as other factors discussed in Exhibit 99.1 to the Company's 1999 Annual Report on Form 10-K which are hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of March 31, 2000, the Company had cash and cash equivalents of $496,000 compared to $868,000 as of September 30, 1999. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 15, 2000. Voting common shareholders took the following actions at the meeting:

1. The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                                          Shares               Shares               Shares               Broker
                 Name                    Voted for            Withheld            Abstaining            Non-votes

      Keith A. Peterson                  2,936,886               8,600                 0                    0
      Timothy G. Johnson                 2,935,886               9,600                 0                    0
      Robert A. Brown                    2,936,886               8,600                 0                    0
      Edward A. Foehl                    2,936,886               8,600                 0                    0
      Frank G. Magdlen                   2,936,886               8,600                 0                    0


2. The shareholders voted to ratify management's selection of auditors for fiscal 2000 by the affirmative vote of 2,928,407 shares, with 12,725 shares voting against ratification and 4,354 shares abstaining. There were no broker non-votes with respect to this proposition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           10.20 Nonstatutory Stock Option Agreement dated February 15, 2000 between the Company and Frank G. Magdlen

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

                                       PHOENIX GOLD INTERNATIONAL, INC.



                                       /s/ Joseph K. O'Brien
                                       -------------------------------------
                                       Joseph K. O'Brien
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

Dated:  May 8, 2000

                                INDEX TO EXHIBITS



       Exhibit                                                                                           Page
       -------                                                                                           ----

        10.1        Nonstatutory Stock Option Agreement dated February 15, 2000
                    between the Company and Frank G. Magdlen                                              14

        27          Financial Data Schedule                                                               19



