Form 10-Q
period 2000-06-25
PHOENIX GOLD INTERNATIONAL INC
filed 2000-08-04
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 25, 2000,

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,026,945 shares of the issuer's common stock outstanding as of July 31, 2000.

                        PHOENIX GOLD INTERNATIONAL, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX
                                      -----

Part I.   FINANCIAL INFORMATION                                                          Page
                                                                                         ----
          Item 1.       Financial Statements

                        Balance Sheets at June 30, 2000
                        and September 30, 1999 (unaudited)                                3

                        Statements of Earnings for the Three and Nine Months Ended
                        June 30, 2000 and 1999 (unaudited)                                4

                        Statements of Cash Flows for the Nine Months Ended
                        June 30, 2000 and 1999 (unaudited)                                5

                        Notes to Financial Statements                                     6

          Item 2.       Management's Discussion and Analysis of Financial
                        and Results of Operations                                         8

          Item 3.       Quantitative and Qualitative Disclosure About Market Risk         10

Part II.  OTHER INFORMATION

          Item 6.       Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                                12

INDEX TO EXHIBITS                                                                         13

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     JUNE 30,      SEPTEMBER 30,
                                                                       2000           1999
                                                                 ---------------  ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 1,074,057      $   868,458
    Accounts receivable, net                                        3,967,342        4,794,799
    Inventories                                                     5,533,194        5,620,835
    Prepaid expenses                                                  247,541          213,677
    Deferred taxes                                                    340,000          315,000
                                                                 ---------------  ---------------
        Total current assets                                       11,162,134       11,812,769

Property and equipment, net                                           939,917        1,055,531
Goodwill, net                                                         148,365          178,081
Deferred taxes                                                        610,000          600,000
Other assets                                                          311,728          242,058
                                                                 ---------------  ---------------

        Total assets                                              $13,172,144      $13,888,439
                                                                 ===============  ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   383,144      $ 1,074,881
    Accrued payroll and benefits                                      348,541          436,970
    Other accrued expenses                                            387,837          379,782
    Income taxes payable                                                    -           81,644
                                                                 ---------------  ---------------
        Total current liabilities                                   1,119,522        1,973,277

Deferred gain on sale of facility                                     882,698          956,256

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none outstanding                     -                -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,026,945 and 3,234,345 shares     6,550,928        7,155,997
    Retained earnings                                               4,618,996        3,802,909
                                                                 ---------------  ---------------
        Total shareholders' equity                                 11,169,924       10,958,906
                                                                 ---------------  ---------------

        Total liabilities and shareholders' equity                $13,172,144      $13,888,439
                                                                 ===============  ===============



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            JUNE 30                            JUNE 30
                                                  ------------------------------     ------------------------------
                                                       2000           1999                2000           1999
                                                  --------------  --------------     --------------  --------------
Net sales                                          $  7,056,124    $  7,454,978       $ 20,460,959    $ 20,320,979

Cost of sales                                         4,980,598       5,399,452         14,701,033      14,870,784
                                                  --------------  --------------     --------------  --------------

    Gross profit                                      2,075,526       2,055,526          5,759,926       5,450,195

Operating expenses:
    Selling                                             957,638         883,550          2,798,175       2,465,873
    General and administrative                          527,314         585,084          1,632,254       1,699,728
                                                  --------------  --------------     --------------  --------------

     Total operating expenses                         1,484,952       1,468,634          4,430,429       4,165,601
                                                  --------------  --------------     --------------  --------------

Income from operations                                  590,574         586,892          1,329,497       1,284,594

Other income (expense):
    Interest expense                                          -         (27,991)                 -        (116,638)
    Other income, net                                    13,930               -             25,590               -
                                                  --------------  --------------     --------------  --------------

     Total other income (expense)                        13,930         (27,991)            25,590        (116,638)
                                                  --------------  --------------     --------------  --------------

Earnings before income taxes                            604,504         558,901          1,355,087       1,167,956

Income tax expense                                     (241,000)       (223,000)          (539,000)       (466,000)
                                                  --------------  --------------     --------------  --------------

Net earnings                                       $    363,504    $    335,901       $    816,087    $    701,956
                                                  ==============  ==============     ==============  ==============

Earnings per share - basic and diluted             $       0.12    $       0.10       $       0.27    $       0.21
                                                  ==============  ==============     ==============  ==============

Average shares outstanding -
basic and diluted                                     3,028,946       3,246,231          3,077,960       3,310,412
                                                  ==============  ==============     ==============  ==============



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ---------------------------------
                                                                                  2000              1999
                                                                             ---------------   ---------------
Cash flows from operating activities:
    Net earnings                                                              $    816,087      $    701,956
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                              475,567           740,428
        Deferred taxes                                                             (35,000)          161,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                    827,457          (178,778)
            Inventories                                                             87,641           989,269
            Prepaid expenses                                                       (33,864)          (93,176)
            Other assets                                                          (116,843)          (80,002)
            Accounts payable                                                      (691,737)         (422,728)
            Accrued expenses                                                      (162,018)         (160,858)
                                                                             ---------------   ---------------

    Net cash provided by operating activities                                    1,167,290         1,656,111

Cash flows from investing activities:
    Capital expenditures, net                                                     (356,622)         (220,284)
                                                                             ---------------   ---------------

    Net cash used in investing activities                                         (356,622)         (220,284)

Cash flows from financing activities:
    Line of credit, net                                                                  -          (900,000)
    Repayment of long-term obligations                                                   -          (169,254)
    Purchase of common stock                                                      (605,069)         (366,575)
                                                                             ---------------   ---------------

    Net cash used in financing activities                                         (605,069)       (1,435,829)
                                                                             ---------------   ---------------

Increase (decrease) in cash and cash equivalents                                   205,599                (2)

Cash and cash equivalents, beginning of period                                     868,458             2,602
                                                                             ---------------   ---------------

Cash and cash equivalents, end of period                                      $  1,074,057      $      2,600
                                                                             ===============   ===============

Supplemental disclosures:
    Cash paid for interest                                                    $          -      $    130,000
    Cash paid for income taxes                                                     658,000           220,000



                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

   Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2000 and the results of its operations for the three- and nine-month periods ended June 30, 2000 and 1999 and its cash flows for the nine-months ended June 30, 2000 and 1999.


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


Note 3 - NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2001. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

   The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company believes that compliance with the guidance provided in SAB No. 101 will not have a material impact on future operating results.

Note 4 - INVENTORIES

   Inventories are stated at the lower of cost or market and consist of the following:

                                               JUNE 30,         SEPTEMBER 30,
                                                2000                1999
                                          -----------------   -----------------

    Raw materials and work-in-process       $    2,220,501     $    2,531,260
    Finished goods and supplies                  3,312,693          3,089,575
                                          -----------------   -----------------
        Total inventories                   $    5,533,194     $    5,620,835
                                          =================   =================


Note 5 - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                               JUNE 30,         SEPTEMBER 30,
                                                2000                1999
                                          -----------------   -----------------

    Machinery, equipment, and vehicles      $    4,996,939     $    4,717,198
    Leasehold improvements                          75,266              3,829
                                          -----------------   -----------------
                                                 5,072,205          4,721,027
    Less accumulated depreciation
      and amortization                          (4,132,288)        (3,665,496)
                                          -----------------   -----------------
       Total property and equipment, net    $      939,917     $    1,055,531
                                          =================   =================


Note 6 - LINE OF CREDIT

   During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (9.5% at June 30, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of June 30, 2000, the Company was eligible to borrow $4.9 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.


Note 7 - SHAREHOLDERS' EQUITY

   The Board of Directors has authorized the Company to purchase up to $1.0 million of Company common stock. During the nine months ended June 30, 2000, the Company acquired 207,400 shares of its common stock for $605,000. From the inception of the stock repurchase program, the Company has acquired $998,000 of Company common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

   Net sales decreased $399,000, or 5.4%, to $7.1 million for the three months ended June 30, 2000 from $7.5 million for the three months ended June 30, 1999 due principally to decreased international sales. International sales decreased 19.6% to $1.8 million from $2.3 million in the comparable 1999 period. The decrease resulted primarily from a 40.1% decrease in sales to Asia and a 39.0% decrease in sales to Europe offset in part by a 21.2% increase in sales to other international markets. International sales represented 25.7% and 30.2% of net sales for the three months ended June 30, 2000 and 1999, respectively. Domestic sales increased $42,000, or 0.8%, to $5.24 million for the three months ended June 30, 2000 compared to $5.20 million for the three months ended
June 30, 1999. The Company expects international sales for fiscal 2000 to remain at levels lower than historically achieved due to current world-wide economic conditions.

   Net sales for the nine months  ended June 30,  2000  increased  $140,000,  or
0.7%, to $20.5 million from $20.3 million for the nine months ended June 30, 1999 due to increased domestic sales offset in part by decreased international sales. Domestic sales increased $372,000, or 2.5%, to $15.2 million for the nine months ended June 30, 2000 compared to $14.8 million for the nine months ended June 30, 1999. For the nine months ended June 30, 2000, international sales decreased 4.2% to $5.2 million from $5.5 million in the comparable 1999 period. The decrease resulted primarily from a 23.8% decrease in sales to Europe offset in part by a 33.6% increase in sales to Asia and a 9.4% increase in sales to other international markets. International sales represented 25.6% and 26.9% of net sales for the nine months ended June 30, 2000 and 1999, respectively.

   Gross profit increased to 29.4% of net sales for the three months ended June 30, 2000 from 27.6% for the three months ended June 30, 1999. Gross profit increased to 28.2% of net sales for the nine months ended June 30, 2000 from 26.8% for the comparable prior period. The increase was primarily due to sales mix and reduced depreciation expense which caused manufacturing overhead to decrease as a percentage of sales.

   Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $16,000, or 1.1%, to $1,485,000 for the three months ended June 30, 2000 compared to $1,469,000 for the three months ended June 30, 1999. Operating expenses were 21.0% and 19.7% of net sales in the respective three-month periods. Operating expenses increased $265,000, or 6.4%, to $4,430,000 for the nine months ended June 30, 2000 compared to $4,166,000 for the comparable period in fiscal 1999. Operating expenses were 21.7% and 20.5% of net sales in the respective nine-month periods.

   Selling expenses increased $74,000, or 8.4%, to $958,000 for the three months ended June 30, 2000 compared to $884,000 for the comparable 1999 period. Selling expenses were 13.6% and 11.9% of net sales in the respective three-month periods. Selling expenses increased 13.5% in the first nine months of fiscal 2000, to $2.8 million, compared to $2.5 million for the first nine months of fiscal 1999. Selling expenses were 13.7% and 12.1% of net sales in the respective nine month periods. The increased selling expenses were due to increased promotional activities and sales incentive programs.

   General and administrative expenses decreased $58,000, or 9.9%, to $527,000 for the three months ended June 30, 2000 compared to $585,000 for the comparable 1999 period. General and administrative expenses were 7.5% and 7.8% of net sales in the respective three-month periods. General and administrative expenses decreased $67,000, or 4.0%, in the first nine months of fiscal 2000, to $1,632,000, compared to $1,700,000 for the first nine months of fiscal 1999. General and administrative expenses were 8.0% and 8.4% of net sales in the respective nine-month periods. The decreased general and administrative expenses were due to lower depreciation and bad debt expenses offset in part by higher payroll costs.

   Interest expense decreased by $28,000 to $0 for the three months ended June 30, 2000, compared to $28,000 for the three months ended June 30, 1999.
Interest expense decreased by $117,000 to $0 for the first nine months of fiscal 2000 compared to $117,000 for the first nine months of fiscal 1999. The decrease in interest expense was due to repayment of all short and long-term borrowings in fiscal 1999.

   Net earnings were $364,000,  or $0.12 per share - basic and diluted (based on
3.0 million shares outstanding), for the three months ended June 30, 2000, compared to net earnings of $336,000, or $0.10 per share - basic and diluted (based on 3.2 million shares outstanding), for the three months ended June 30, 1999. Net earnings were $816,000, or $0.27 per share - basic and diluted (based on 3.1 million shares outstanding), for the nine months ended June 30, 2000, compared to net earnings of $702,000, or $0.21 per share - basic and diluted (based on 3.3 million shares outstanding), for the comparable 1999 period. The increase in net earnings was due to improved gross margin and reduced interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the nine months ended June 30, 2000 from cash generated from operating activities. Net cash provided by operating activities was $1,167,000 for the nine months ended June 30, 2000. In periods prior to September 30, 1999, when cash flow from operations was less than current needs, the Company increased the balance owing on its operating line of credit. When cash flow from operations exceeded current needs, the Company paid down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practices resulted in low reported cash balances.

   Cash and cash equivalents increased by $206,000 during the nine months ended June 30, 2000 due principally to net earnings offset in part by purchases of Company common stock. Accounts receivable decreased by $827,000 due to decreased international sales and as a result of management's continuing efforts to improve collections. Inventories decreased by $88,000 due to management's efforts to decrease raw materials and increase certain finished goods inventories. Accounts payable decreased $692,000 due to the timing of payment due dates. Prepaid expenses increased $34,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Overall, net working capital increased $203,000 during the first nine months of fiscal 2000 due to net earnings of $816,000 offset in part by the Company acquiring 207,400 shares of its common stock for $605,000.

   The Company made capital expenditures of $357,000 for the nine months ended June 30, 2000. Management anticipates that discretionary capital expenditures for leasehold improvements and manufacturing and office equipment during the remainder of fiscal 2000 will be approximately $100,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

   During December 1999, the Company renewed its revolving operating line of credit through December 2000. The new agreement provides for borrowings of up to $5.0 million subject to eligible accounts receivable and inventories and certain additional limits. Interest on the borrowings is equal to the bank's prime lending rate (9.5% at June 30, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth. As of June 30, 2000, the Company was eligible to borrow $4.9 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of June 30, 2000, the Company had cash and cash equivalents of $1,074,000 compared to $868,000 as of September 30, 1999. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

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

                                    PHOENIX GOLD INTERNATIONAL, INC.



                                    /s/ Joseph K. O'Brien
                                    ---------------------------------
                                    Joseph K. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  August 3, 2000

                                INDEX TO EXHIBITS

   Exhibit                                                             Page
   -------                                                             ----

     27      Financial Data Schedule                                    14