Form 10-K
period 2000-09-24
PHOENIX GOLD INTERNATIONAL INC
filed 2000-12-14
CIK 943032

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 24, 2000
                                       or
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $837,405 as of November 30, 2000.

There were 3,026,945 shares of the registrant's common stock outstanding as of November 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant's proxy statement dated on or about January 5, 2001 prepared in connection with the annual meeting of shareholders to be held on February 13, 2001 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS


                                    PART I


                                                                           PAGE
                                                                           ----

ITEM 1.    BUSINESS                                                         3

ITEM 2.    PROPERTIES                                                       8

ITEM 3.    LEGAL PROCEEDINGS                                                8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8


                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                          9

ITEM 6.    SELECTED FINANCIAL DATA                                         10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                       10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      13

ITEM 8.    FINACIAL STATEMENTS AND SUPPLEMENTARY DATA                      13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                        13


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              14

ITEM 11.   EXECUTIVE COMPENSATION                                          14

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  14

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  14


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K                                                     15

                                     PART I

ALL STATEMENTS IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL RESULTS SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, WITHOUT LIMITATION, STATEMENTS AS TO EXPECTATIONS, BELIEFS AND FUTURE FINANCIAL PERFORMANCE, AND ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO CERTAIN RISKS, TRENDS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY FROM THOSE PROJECTED, WHICH VARIANCES MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING:
COMPETITIVE FACTORS; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY; THE ADVERSE EFFECT OF REDUCED DISCRETIONARY CONSUMER SPENDING; DEPENDENCE ON A SIGNIFICANT CUSTOMER; THE NEED FOR THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS; DEPENDENCE ON SUPPLIERS; CONTROL BY CURRENT SHAREHOLDERS; HIGH INVENTORY REQUIREMENTS; BUSINESS CONDITIONS IN INTERNATIONAL MARKETS; THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES; THE NEED TO PROTECT INTELLECTUAL PROPERTY; ENVIRONMENTAL REGULATION; AND, THE POTENTIAL DELISTING OF THE COMPANY'S COMMON STOCK AS WELL AS OTHER FACTORS DISCUSSED IN EXHIBIT 99.1 TO THE PHOENIX GOLD INTERNATIONAL, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000 WHICH IS HEREBY INCORPORATED BY REFERENCE. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.

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

    In November 1995, the Company acquired substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional," designs, manufactures, markets and sells electronic amplifiers and accessories for professional sound applications, including OEM customers.

PRODUCTS

    The Company has three product lines: electronics, accessories and speakers. The Company's sales by product class are as follows:

                                          YEAR ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                   2000             1999             1998
                               --------------   --------------   --------------
    Product class:
       Electronics                     55.6%            52.8%            52.3%
       Accessories                     28.4             30.7             35.7
       Other (1)                       16.0             16.5             12.0
                               --------------   --------------   --------------
        Total                         100.0%           100.0%           100.0%
                               ==============   ==============   ==============

     (1) Includes speakers and other products of which no single product class accounted for more than 15% of sales in any one year.

    ELECTRONICS. The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance. The Company sells car audio electronics designed for audiophiles, serious audio enthusiasts and sound competitors.

    AMPLIFIERS. The Company sells a total of 22 car audio amplifiers in the ZEROpoint ZXti, ZPA, ZX, XS and QX series at retail prices ranging from approximately $150 to $1,880. Amplifiers in the ZEROpoint ZXti, ZPA and ZX series, introduced between 1996 and 1999, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high-end systems capable of driving multiple speakers. The XS series, introduced in 1997, includes multi-channel amplifiers with built-in crossovers and offers at lower prices the performance and sonic excellence of the reference series amplifiers, except in the most demanding applications. The QX series, introduced in 1997, is designed to provide high performance at even lower prices. The QX amplifier is the first of the Company's electronics products to be designed and engineered by the Company and manufactured by a third party vendor. Due to the introduction of the ZEROpoint ZXti series in 1999, the Company does not expect the ZPA and ZX series to provide meaningful revenue in the future.

    Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit 1895". The "Reactor" was introduced in 1998 and the "Octane" was introduced in 2000. Retail prices range from approximately $500 to $2,500.

    The Company sells a total of 18 Carver Professional amplifiers in the PM, PT, CA, PX and PXm series at retail prices ranging from approximately $535 to $2,780. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CA series amplifiers were designed for fixed installation applications, including churches, warehouses and auditoriums. The PX series, introduced in 1997 and the first series designed by the Company, includes multi-application models that offer increased features and power at lower price points. The PXm series, introduced in 1998 and the second series designed by the Company, expands the PX series and addresses entry level price points and greater ease of transportability. The Company will introduce the CV series of professional amplifiers in 2001 and expects the CA series will not provide meaningful revenue in the future.

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

    ACCESSORIES. The Company manufacturers and distributes innovative, high quality accessories. The Company sells over 1,000 accessories, many of which are manufactured to the Company's design specifications, for use primarily in car audio aftermarket applications. Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, alternators, carpet, textiles and adhesives. The Company continually improves its existing accessories line and introduces new and replacement accessories. The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install a full range of car audio systems. Accessories are available either as individual items or combined in pre-packaged installation kits.

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

    SPEAKERS. The Company began selling speakers in 1994. The Company offers a total of 42 car audio speakers in the XMAX, XS and QX series, including tweeters, midranges, subwoofers, coaxials and component systems. The XMAX series features reproduction of tight, accurate bass in a small enclosure. The XS series features exceptional musicality, excursion and versatility at lower price points. The QX series, introduced in 1998, is the Company's lowest price point speaker line. Retail prices of speakers range from approximately $40 to $340.

SALES, MARKETING AND DISTRIBUTION

    The Company sells its products through car audio and specialty retailers, principally in the United States, Canada, Central and South America, Europe, Japan, Southeast Asia, Australia and New Zealand. In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives and distributors. The Company sells its products internationally through distributors serving over 40 countries. International sales accounted for 25.8%, 27.1% and 32.4% of net sales in fiscal years 2000, 1999 and 1998, respectively. International sales are denominated in United States dollars and are generally shipped f.o.b. the Company's facility in Portland, Oregon.

    One customer, Bose Corporation ("Bose"), accounted for 10.8% of the Company's net sales during the year ended September 30, 2000. No single customer accounted for 10% or more of the Company's net sales during fiscal 1999 and 1998. As of September 30, 2000 and 1999, one customer accounted for 22.2% and 15.0% of total accounts receivable.

    The Company  had  significant sales  of  professional sound  amplifiers  and other electronics to Bose during the year ended September 30, 2000. The Company entered into its present purchase agreement with Bose in 1997 which does not contain minimum or scheduled purchase requirements. Therefore, purchase orders by Bose may fluctuate significantly from quarter to quarter over the term of the agreement. The purchase agreement was extended beyond its scheduled expiration date of December 31, 1999 to March 31, 2001. The Company and Bose are currently negotiating a new purchase agreement. There can be no assurance that the Company will be able to negotiate a purchase agreement with Bose on acceptable terms. The loss of Bose as a customer or any significant portion of Bose orders could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles. The Company offers incentives to "Team Phoenix Gold" competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at "Tweek N Tune" workshops. The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications. The Company markets its professional sound, custom audio/video and home theater products by participating in trade shows, advertising in trade journals and magazines, and providing dealer support.

    Historically the Company's sales have been greater during the third (April through June) and fourth (July through September) quarters of the Company's fiscal year than during the first two fiscal quarters. Due to the seasonality of its business, the Company's quarterly results of operations will not necessarily be indicative of its results of operations for the year. The Company has only minimal backlog because orders are typically filled within several days of receipt. Backlog as of any particular date is not a reliable measure of sales for any future period because orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without penalty.

COMPETITION

    The markets for the Company's products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels. The Company's principal accessories competitors include Esoteric Audio USA Group of Companies, Lightning Audio, Inc., a subsidiary of Rockford Corporation ("Rockford"), Monster Cable Products, Inc. and Recoton Corp. The Company's principal car audio electronics competitors include MTX Corporation ("MTX"), Orion Industries, Inc., Precision Power, Inc., Rockford Fosgate, a division of Rockford, and Stillwater Design and Audio, Inc. ("Stillwater"). The Company's principal professional sound competitors include Crest Audio, Inc., Crown International, Inc. and QSC Audio Products, Inc. The Company's principal speaker competitors include Boston Acoustics, Inc., JL Audio, Inc., MB Quart Electronics USA, Inc., MTX, Rockford and Stillwater. Many competitors have greater financial and other resources than the Company. The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising and distribution organization, and price.

MANUFACTURING AND ASSEMBLY

    MANUFACTURED PRODUCTS. The Company manufactures substantially all of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into, and wave soldering of, circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases substantially all of its raw materials, components and subassemblies from approximately 180 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

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

CUSTOMER SERVICE

    The Company believes two of the most important elements in its business are understanding consumers and their preferences, and providing high quality, reliable products. The Company strives to understand the evolving needs and preferences of consumers by communicating frequently with its sales representatives, dealers and distributors, sponsoring "Team Phoenix Gold" members and attending car audio competitions and car audio, professional sound and custom audio/video and home theater trade shows. Company representatives regularly seek suggestions from dealers for improved design and performance of the Company's products.

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

INTELLECTUAL PROPERTY

    PHOENIX  GOLD (R), PG (Phoenix  Gold and Design)  (R),  CARVER  PROFESSIONAL
(TM), POWERFLOW (TM), QUICKSILVER (TM), SAPPHIRE (TM) and ZEROPOINT (TM) are the principal trademarks of the Company. The Company believes that PHOENIX GOLD and CARVER PROFESSIONAL have strong brand name recognition, an important competitive factor in its markets. The Company has obtained three design patents related to its products. Carver Corporation has taken the position that the

Company's exclusive, paid-up license to use the name CARVER PROFESSIONAL expires at the end of November 2000. The Company has brought a declaratory judgment action against Carver Corporation to determine future rights to the tradename.

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

EMPLOYEES

      As of September 30, 2000, the Company had 190 full-time employees, including 150 in manufacturing, engineering and warehousing, 26 in sales and marketing and 14 in administration. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon. The Company leases a 155,000 square foot building. Approximately 12,500 square feet of office space and 100,000 square feet of manufacturing and warehouse space are used by the Company. The Company is seeking to obtain a tenant for the remaining 42,500 square feet of office, manufacturing and warehouse space. This space was subleased to a third party through May 2000. Annual rent for the Company's facility is approximately $520,800 plus an annual escalator of 2.5%. The lease expires on June 30, 2009. The Company has an option to extend the lease for one ten-year term. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on May 4, 1995 on The NASDAQ National Market under the symbol "PGLD". On October 5, 1998, trading in the Company's Common Stock was transferred to The NASDAQ SmallCap Market. On November 24, 2000, The NASDAQ Stock Market, Inc. notified the Company that its Common Stock had failed to maintain a minimum market value of public float of $1,000,000 over the last 30 consecutive trading days as required for continued listing on The NASDAQ SmallCap Market. The Company was provided until February 22, 2001 to regain compliance with this rule or request a hearing with the NASDAQ Listing Qualifications Panel.

    As reported by NASDAQ, the following table sets forth the range of high and low closing bid prices per share for the Company's Common Stock.

                               Fiscal year ended        Fiscal year ended
                               September 30, 2000       September 30, 1999
                               ------------------       ------------------

    Common Stock (PGLD)          High      Low           High       Low
    ----------------------     --------  --------       -------   --------

      First Quarter             $3.00    $1.938         $2.063    $1.00
      Second Quarter             3.313    2.25           4.25      1.375
      Third Quarter              2.813    2.00           2.813     1.75
      Fourth Quarter             2.375    1.875          2.938     2.125

    At November 30, 2000, the approximate number of shareholders of record of Common Stock was 134.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit agreements do not expressly limit or prohibit the Company's ability to declare and pay dividends, although covenants contained in such agreements related to a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to tangible net worth may have such effect.

ITEM 6. SELECTED FINANCIAL DATA


                                           AS OF OR FOR THE YEAR ENDED SEPTEMBER 30,
                           ----------------------------------------------------------------------
                                2000          1999          1998         1997          1996
OPERATING DATA:

Net sales                    $27,339,549   $27,538,149   $26,484,715  $27,798,728   $26,563,142
Net earnings
(loss) (1)                     1,000,611       854,129      (772,374)     410,095    (1,269,142)
Earnings (loss)
per share
    Basic                    $      0.33   $      0.26   $     (0.22) $      0.12   $     (0.37)
    Diluted                         0.33          0.26         (0.22)        0.12         (0.37)
Average  shares
outstanding
    Basic                      3,065,206     3,293,758     3,464,698    3,456,278     3,449,068
    Diluted                    3,065,206     3,293,758     3,464,698    3,535,288     3,449,068

BALANCE
SHEET DATA:
Working capital              $10,371,901   $ 9,839,492   $ 8,020,615  $ 7,278,373   $ 6,033,190
Total assets                  13,954,202    13,888,439    15,208,128   17,455,149    19,832,527
Line of credit                         -             -       900,000    3,147,936     4,278,983
Long-term
obligations                            -             -       938,233      494,927       171,995
Total
shareholders'
equity                        11,354,448    10,958,906    10,497,602   11,243,019    10,788,998

Book value
per share                    $      3.75   $      3.39   $      3.03  $      3.25   $      3.12


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 TO FISCAL 1999

    NET SALES. Net sales decreased $199,000, or 0.7%, to $27.3 million for fiscal 2000 compared to $27.5 million for fiscal 1999, due principally to decreased international sales. Domestic sales increased $216,000, or 1.1%, to $20.3 million for fiscal 2000 compared to $20.1 million for fiscal 1999. International sales decreased $415,000, or 5.6%, to $7,045,000 for fiscal 2000 compared to $7,460,000 for fiscal 1999. International sales accounted for 25.8% and 27.1% of net sales in fiscal 2000 and fiscal 1999, respectively. Sales of electronics increased 4.6% in fiscal 2000 compared to fiscal 1999. Speakers and accessories decreased 6.3% and 8.0%, respectively. The Company expects international sales for fiscal 2001 to remain at levels lower than historically achieved.

    GROSS PROFIT. Gross profit increased to 27.7% of net sales in fiscal 2000 from 25.9% in fiscal 1999. The increase in gross profit was primarily due to sales mix and reduced depreciation expense which caused manufacturing overhead to decrease as a percentage of sales.

    OPERATING EXPENSES. Operating expenses increased $345,000, or 6.1%, to $6.0 million in fiscal 2000 compared to $5.6 million in fiscal 1999. Operating expenses were 21.8% and 20.4% of net sales in fiscal 2000 and fiscal 1999, respectively.

    Selling expenses increased $363,000, or 10.7%, to $3.7 million in fiscal 2000 compared to $3.4 million in fiscal 1999. Selling expenses were 13.7% and 12.3% of net sales in fiscal 2000 and fiscal 1999, respectively. The increase in selling expenses was primarily due to increased promotional, advertising and trade show expenses to support sales of existing products and the introduction of new products.

    General and administrative expenses were approximately level at $2.2 million in both fiscal 2000 and fiscal 1999. General and administrative expenses were also 8.1% of net sales in both years. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in general and administrative expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in general and administrative expenses as a percentage of sales from period to period.

    OTHER INCOME (EXPENSES). Other income, net of other expenses, increased $149,000, to $51,000 of other income in fiscal 2000 from $97,000 of other expense in fiscal 1999, primarily as a result of increased interest income and decreased interest expense. The increase in interest income was due to a higher average balance of cash equivalents during fiscal 2000. The decrease in interest expense was due to repayment of all short and long-term borrowings in fiscal 1999.

      NET EARNINGS. The increase in gross profit, increase in interest income and decrease in interest expense contributed to net earnings in fiscal 2000 of $1.0 million, or $0.33 per share - basic and diluted (based on 3.1 million shares outstanding), compared to net earnings in fiscal 1999 of $854,000, or $0.26 per share - basic and diluted (based on 3.3 million shares outstanding).

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 2000, 1999 and 1998 principally from funds generated from operating activities. Net cash provided by operating activities in fiscal 2000, 1999 and 1998 was $1.8 million, $1.7 million and $2.3 million, respectively. In periods prior to September 30, 1999, when cash flow from operations was less than current needs, the Company increased the balance owing on its operating line of credit. When cash flow exceeded current needs, the Company paid down in part the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practices resulted in a low reported cash balance in fiscal 1998.

    During fiscal 2000, cash and cash equivalents increased $785,000, accounts receivable decreased $624,000, inventories increased $124,000, accounts payable decreased $278,000, leading to an increase in working capital of $532,000. Cash and cash equivalents increased as a result of cash generated from operations offset in part by purchases of Company common stock and capital expenditures. Accounts receivable decreased due to decreased international sales and as a result of management's continuing efforts to improve collections. Inventories increased due to management's efforts to increase certain raw material and finished goods inventories. Accounts payable decreased due to the timing of payment due dates.

    Capital expenditures were $377,000, $304,000 and $343,000 in fiscal years 2000, 1999 and 1998, respectively. These expenditures related primarily to manufacturing automation, the acquisition of equipment for use by the Company's administration, engineering and marketing departments and leasehold improvements. The Company does not expect capital expenditures to exceed
$500,000 in fiscal 2001, and there are no outstanding commitments for any capital expenditures. The anticipated expenditures will be financed from available cash, cash provided by operations and, if necessary, proceeds from the line of credit.

    The Board of Directors in fiscal 1999 authorized the Company to purchase up to $1.0 million of Company common stock. The Company purchased 207,400 shares of common stock during fiscal 2000 at an aggregate cost of $605,000 and purchased 230,400 shares of common stock during fiscal 1999 at an aggregate cost of $393,000. The purpose of the stock repurchase program was to help the Company achieve its long-term goal of enhancing shareholder value.

    During fiscal 1999, the Company purchased its leased office, warehouse and manufacturing facility for $3,132,000 from its landlord. On the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $924,000, for a net sales price of $5,037,000, and then leased the facility from the purchaser. The resulting gain of $981,000 was deferred. The Company will recognize the deferred gain over the ten-year lease term as a reduction in rent expense. The net cash proceeds were used to repay $990,000 in remaining long-term obligations and generated pre-tax cash of $915,000.

    A $5.0 million revolving operating line of credit is available through December 31, 2000. Interest on the borrowings is equal to the bank's prime lending rate (9.5% at September 30, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio on interest bearing debt to tangible net worth. As of September 30, 2000, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date. The Company expects to renew the revolving operating line of credit on similar terms prior to December 31, 2000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of September 30, 2000, the Company had cash and cash equivalents of $1,654,000 compared to $868,000 as of September 30, 1999. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

    The Company sells its products primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pages 18 through 32 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 24, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

    This is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 24, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 24, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This is hereby incorporated by reference the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 24, 2000.

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

     3(ii)(a) Amended Restated Bylaws  dated  December 1, 1999  (incorporated by reference to Exhibit 3 (ii) (a) to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 26, 1999)

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

     10.2 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588)) (1)

     10.3 License Agreement between the Company and Carver Corporation dated as of November 20, 1995 (incorporated by reference to Exhibit
              2.3 to Form 8-K filed with the Securities and Exchange Commission on December 1, 1995)

     10.4 License Agreement dated September 30, 1993 between the Company and Intersonics Technology Corporation, and amendments (incorporated by reference to Exhibit 10.2 to Form 10-QSB/A
              (Amendment No. 1) filed with the Securities and Exchange Commission for the quarterly period ended December 31, 1995) (2)

     10.5 Third Amendment to License Agreement dated as of January 15, 1996 between the Company and Intersonics Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1997) (2)

     10.6     Form of Indemnity  Agreement (incorporated by reference to Exhibit
              10.6 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

     10.7     Nonstatutory  Stock  Option  Agreement   dated  February  18, 1997
              between  the  Company   and  Frank  G.  Magdlen  (incorporated  by
              reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)(1)

     10.8 Loan Agreement dated December 1, 1999 between the Company and U.S. Bank National Association (incorporated by reference to
              Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 26, 1999)

     10.9 Promissory Note dated December 1, 1999 made by the Company in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 26, 1999)

     10.10 Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999)(1)

     10.11 Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

     10.12 First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

     10.13 6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

     10.14 Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999)(1)

     23.1     Consent of Deloitte & Touche LLP, Independent Auditors

     27       Financial Data Schedule

     99.1 Certain Factors to Consider in Connection with Forward-Looking Statements (Incorporated by reference to Exhibit 99.1 to Form 10-K filed with the Securities and Exchange Commission for the year ended September 24, 2000)

 (b) Reports on Form 8-K

     None.




--------------------------------

        (1)Management contract or compensatory plan or arrangement.

        (2)Certain material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities exchange Act of 1934, as amended.

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report                                               19

Balance Sheets at September 30, 2000 and 1999                              20

Statements of Operations
      for the Three Years Ended September 30, 2000                         21

Statements of Shareholders' Equity
      for the Three Years Ended September 30, 2000                         22

Statements of Cash Flows
      for the Three Years Ended September 30, 2000                         23

Notes to Financial Statements                                              24

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Shareholders
Phoenix Gold International, Inc.


We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
November 1, 2000

                       PHOENIX GOLD INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                          SEPTEMBER 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
ASSETS

Current assets:
    Cash and cash equivalents                       $  1,653,683   $    868,458
    Accounts receivable, net                           4,170,885      4,794,799
    Inventories                                        5,744,860      5,620,835
    Prepaid expenses                                     229,049        213,677
    Deferred taxes                                       315,000        315,000
                                                   -------------  -------------
        Total current assets                          12,113,477     11,812,769

Property and equipment, net                              807,139      1,055,531
Goodwill, net                                            138,459        178,081
Deferred taxes                                           610,000        600,000
Other assets                                             285,127        242,058
                                                   -------------  -------------
        Total assets                                $ 13,954,202   $ 13,888,439
                                                   =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $    797,249   $  1,074,881
    Accrued payroll and benefits                         557,099        436,970
    Other accrued expenses                               346,318        379,782
    Income taxes payable                                  40,910         81,644
                                                   -------------  -------------
        Total current liabilities                      1,741,576      1,973,277

Deferred gain on sale of facility                        858,178        956,256

Commitments and contingencies                                  -              -

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none
        outstanding                                            -              -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,026,945 and
        3,234,345 shares                               6,550,928      7,155,997
    Retained earnings                                  4,803,520      3,802,909
                                                   -------------  -------------
        Total shareholders' equity                    11,354,448     10,958,906
                                                   -------------  -------------

        Total liabilities and shareholders' equity  $ 13,954,202   $ 13,888,439
                                                   =============  =============




                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS



                                             YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        2000           1999           1998
                                    -------------  -------------  -------------


Net sales                            $ 27,339,549   $ 27,538,149   $ 26,484,715

Cost of sales                          19,779,261     20,415,267     19,950,805
                                    -------------  -------------  -------------

    Gross profit                        7,560,288      7,122,882      6,533,910


Operating expenses:
    Selling                             3,749,117      3,386,595      4,029,059
    General and administrative          2,203,780      2,221,742      2,540,064
    Non-recurring charges                       -              -        878,147
                                    -------------  -------------  -------------

        Total operating expenses        5,952,897      5,608,337      7,447,270
                                    -------------  -------------  -------------

Income (loss) from operations           1,607,391      1,514,545       (913,360)

Other income (expense):
    Interest income                        50,226          8,844              -
    Interest expense                            -       (117,821)      (323,530)
    Other income, net                         994         11,561          9,516
                                    -------------  -------------  -------------

        Total other income (expense)       51,220        (97,416)      (314,014)
                                    -------------  -------------  -------------

Earnings (loss) before income taxes     1,658,611      1,417,129     (1,227,374)

Income tax benefit (expense)             (658,000)      (563,000)       455,000
                                    -------------  -------------  -------------

Net earnings (loss)                   $ 1,000,611   $    854,129   $   (772,374)
                                    =============  =============  =============

Earnings (loss) per share:
    Basic and diluted                 $      0.33   $       0.26   $      (0.22)
                                    =============  =============  =============

Average shares outstanding:
    Basic and diluted                   3,065,206      3,293,758      3,464,698
                                    =============  =============  =============





                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                           COMMON STOCK
                                     --------------------------        RETAINED
                                        SHARES       AMOUNT            EARNINGS          TOTAL
                                     ------------  ------------      ------------     -------------
Balance at September 30, 1997        $ 3,458,985   $ 7,521,865       $ 3,721,154      $ 11,243,019

Issuance of stock upon
exercise of options                        5,760        26,957                 -            26,957

Net loss                                       -             -          (772,374)         (772,374)
                                     ------------  ------------      ------------     -------------

Balance at September 30, 1998          3,464,745     7,548,822         2,948,780        10,497,602

Purchase of common stock                (230,400)     (392,825)                -          (392,825)

Net earnings                                   -             -           854,129           854,129
                                     ------------  ------------      ------------     -------------

Balance at September 30, 1999          3,234,345     7,155,997         3,802,909        10,958,906

Purchase of common stock                (207,400)     (605,069)                -          (605,069)

Net earnings                                   -             -         1,000,611         1,000,611
                                     ------------  ------------      ------------     -------------

Balance at September 30, 2000        $ 3,026,945   $ 6,550,928       $ 4,803,520      $ 11,354,448
                                     ============  ============      ============     =============













                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                         YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------
                                                    2000          1999           1998
                                                ------------  ------------   ------------
 Cash flows from operating activities:
    Net earnings (loss)                         $ 1,000,611   $  854,129     $  (772,374)
    Adjustments to reconcile net
    earnings (loss) to net cash provided
    by (used in) operating activities:
        Depreciation and amortization               621,198      905,029       1,036,627
        Deferred taxes                              (10,000)      98,000        (402,000)
        Non-recurring charges                             -            -         878,147
        Changes in operating assets
        and liabilities:
            Accounts receivable                     623,914     (506,834)        898,665
            Inventories                            (124,025)   1,265,885         292,100
            Prepaid expenses                        (15,372)     (44,056)        (24,936)
            Other assets                            (97,196)    (177,603)        (13,953)
            Accounts payable                       (277,632)    (706,460)        222,592
            Accrued expenses                         86,665      (51,671)        178,574
            Income taxes payable                    (40,734)      81,644               -
                                                ------------  ------------   ------------

    Net cash provided by operating
    activities                                    1,767,429    1,718,063       2,293,442

Cash flows from investing activities:
    Proceeds from sale of facility                        -    5,036,912               -
    Exercise of purchase option for
    facility                                              -   (3,131,857)              -
    Capital expenditures, net                      (377,135)    (303,675)       (342,630)
                                                ------------  ------------   ------------

    Net cash provided by (used in)
    investing activities                           (377,135)   1,601,380        (342,630)

Cash flows from financing activities:
    Line of credit, net                                   -     (900,000)     (2,247,936)
    Proceeds from long-term obligations                   -            -       1,125,000
    Repayment of long-term obligations                    -   (1,160,762)       (854,834)
    Purchase of common stock                       (605,069)    (392,825)              -
    Proceeds from exercise of stock options               -            -          26,957
                                                ------------  ------------   ------------

    Net cash used in financing activities          (605,069)  (2,453,587)     (1,950,813)
                                                ------------  ------------   ------------

Increase (decrease) in cash and cash
equivalents                                         785,225      865,856              (1)

Cash and cash equivalents, beginning of
period                                              868,458        2,602           2,603
                                                ------------  ------------   ------------

Cash and cash equivalents, end of period        $ 1,653,683   $  868,458     $     2,602
                                                ============  ============   ============

Supplemental disclosures:
    Cash paid for interest                      $         -   $  139,000     $   334,000
    Cash paid for income taxes                      709,000      460,000          44,000




                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Three Years Ended September 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS. Phoenix Gold International, Inc. ("Phoenix Gold" or the "Company") designs, markets and sells electronics, accessories and speakers to the audio market. The Company's products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications. Substantially all of the electronics and certain accessories are manufactured in Portland, Oregon. Phoenix Gold sells its products primarily in North America, South America, Europe and Asia through selected audio and audio-video specialty dealers and distributors.

    REPORTING PERIODS. The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in September. Fiscal years 2000, 1999 and 1998 were 52 weeks. For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

    ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with maturities of three months or less from date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts.

    INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Raw materials inventories generally consist of component parts. Finished goods and work-in-process inventories include materials, labor and manufacturing overhead.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the terms of the lease, whichever is shorter.

    GOODWILL. Goodwill is amortized using the straight-line method over a period of five to twenty years. Accumulated amortization was $248,000 and $209,000 as of September 30, 2000 and 1999.

    FINANCIAL INSTRUMENTS AND FAIR VALUES. The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

    REVENUE RECOGNITION. Revenue is recognized upon shipment of the product, net of related discounts.

    ADVERTISING.  Phoenix Gold expenses  advertising  as incurred.   Advertising
expense for the years ended September 30, 2000, 1999 and 1998 was approximately $144,000, $124,000 and $275,000.

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

    COMPREHENSIVE INCOME. There were no differences between net earnings (loss) and comprehensive income (loss) for the years ended September 30, 2000, 1999 and 1998.

    SEGMENT INFORMATION. Phoenix Gold operates in a single industry segment as described in Note 10.

    PROSPECTIVE ACCOUNTING CHANGE. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2001, as deferred by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.


NOTE 2 - NON-RECURRING CHARGES

    Non-recurring charges consist of the following:

                                      2000            1999            1998
                                  -------------   -------------   -------------

    Impairment of product line    $          -    $          -    $   913,147
    Restructuring of operations              -               -        198,000
                                  -------------   -------------  -------------
        Total non-recurring
        charges                              -               -      1,111,147
    Less inventory write-down
    included in cost of sales                -               -       (233,000)
                                  -------------   -------------  -------------
        Total non-recurring
        charges                   $          -    $          -   $    878,147
                                  =============   =============  =============

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


NOTE 3 - ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                   2000             1999
                                              --------------   --------------

    Accounts receivable                       $  4,455,885     $  5,069,799
    Allowance for doubtful accounts               (285,000)        (275,000)
                                              --------------   --------------
        Total accounts receivable, net        $  4,170,885     $  4,794,799
                                              ==============   ==============


NOTE 4 - INVENTORIES

    Inventories consist of the following:

                                                   2000             1999
                                              --------------   --------------

    Raw materials and work-in-process         $  2,598,709     $  2,531,260
    Finished goods                               3,146,151        3,089,575
                                              --------------   --------------
        Total inventories                     $  5,744,860     $  5,620,835
                                              ==============   ==============


NOTE 5 - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                   2000             1999
                                              --------------   --------------

    Machinery and equipment                   $  3,205,936     $  3,114,553
    Office equipment and furniture               1,638,315        1,602,645
    Leasehold improvements                          75,266            3,829
                                              --------------   --------------
                                                 4,919,517        4,721,027
    Less accumulated depreciation
      and amortization                          (4,112,378)      (3,665,496)
                                              --------------   --------------
        Total property and equipment, net     $    807,139     $  1,055,531
                                              ==============   ==============

    During 1999, Phoenix Gold purchased its leased office, warehouse and manufacturing facility for $3,132,000 from its landlord. On the same day, the Company sold the facility and the existing improvements, with a remaining net book value of $924,000, for a net sales price of $5,037,000, and then leased the facility from the purchaser. The resulting gain of $981,000 was deferred. Phoenix Gold will recognize the deferred gain over the ten-year lease term as a reduction in rent expense. The net cash proceeds were used to repay $990,000 in remaining long-term obligations.


NOTE 6 - FINANCING AGREEMENTS

    A $5.0 million revolving operating line of credit is available through December 31, 2000. Interest on the borrowings is equal to the bank's prime lending rate (9.50% at September 30, 2000) or LIBOR plus 1.75%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of interest bearing debt to net tangible net worth. As of September 30, 2000, Phoenix Gold was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of September 30, 2000 and 1999.

    During July 1998, the Company completed a $1,125,000 five-year lease financing at an interest rate of 8.25%, which financing was repaid in July 1999.


NOTE 7 - COMMITMENTS

    Phoenix Gold leases its office, warehouse and manufacturing facility under a ten-year operating lease agreement. Terms of the lease include an option to extend the length of the lease for ten additional years.

    Minimum future rentals under operating leases having initial or remaining terms of one year or more are as follows:

    September 30,
      2001                                                  $   537,000
      2002                                                      551,000
      2003                                                      564,000
      2004                                                      578,000
      2005                                                      593,000
      Thereafter                                              2,357,000
                                                            ---------------
        Total                                               $ 5,180,000
                                                            ===============

    Rent expense under operating leases for the years ended September 30, 2000, 1999 and 1998 was $288,000, $255,000 and $365,000.

NOTE 8 - TAXES

    Income tax benefit (expense):

                                   2000             1999             1998
                               --------------   --------------   --------------
    Current:
      Federal                  $  (550,000)     $  (412,000)     $   47,000
      State                       (118,000)         (53,000)          6,000
                               --------------   --------------   --------------
        Total current             (668,000)        (465,000)         53,000

    Deferred:
      Federal                        9,000          (87,000)        368,000
      State                          1,000          (11,000)         34,000
                               --------------   --------------   --------------
        Total deferred              10,000          (98,000)        402,000
                               --------------   --------------   --------------
          Total                $  (658,000)        (563,000)        455,000
                               ==============   ==============   ==============

    Effective income tax rates are as follows:

                                   2000             1999             1998
                               --------------   --------------   --------------
    Taxes at statutory
       Federal income tax rate     (34.0%)           (34.0%)         34.0%
    State taxes, net of
      Federal benefit               (4.4)            (4.4)            4.4
    Other, net                      (1.3)            (1.3)           (1.3)
                               --------------   --------------   --------------
        Total                      (39.7%)          (39.7%)          37.1%
                               ==============   ==============   ==============

    The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                    2000             1999
                                                --------------   --------------

    Deferred tax liability - depreciation       $   (64,000)     $   (133,000)

    Deferred tax assets:
      Accrued expenses                              170,000           138,000
      Deferred gain on sale of facility             330,000           367,000
      Goodwill and other intangibles                344,000           366,000
      Inventory valuation                           145,000           177,000
                                                --------------   --------------
        Total deferred tax assets                   989,000         1,048,000
                                                --------------   --------------
          Net deferred taxes                    $   925,000      $    915,000
                                                ==============   ==============

    Current deferred tax asset                  $   315,000      $    315,000
    Long-term deferred tax asset                    610,000           600,000
                                                --------------   --------------
          Net deferred taxes                    $   925,000           915,000
                                                ==============   ==============

NOTE 9 - SHAREHOLDERS' EQUITY AND STOCK OPTION PLAN

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

    Information relating to option activity for the Stock Option Plan is set forth below:

                                   Outstanding Options        Exercisable
                                   ---------------------  --------------------
                         Shares      Number    Weighted     Number    Weighted
                       Available      of       Average       of       Average
                          for        Shares    Exercise     Shares    Exercise
                        Option                  Price                  Price
                       ----------  ---------- ----------  ---------- ---------

  September 30, 1997     8,915      492,100   $   5.10      221,615  $   4.97

  Granted              (11,550)      11,550       4.00
  Exercised                  -       (5,760)      4.68
  Canceled             128,575     (128,575)      5.74
                       ----------  ----------

  September 30, 1998   125,940      369,315       4.85      258,383      4.86

  Granted               (2,800)       2,800       3.125
  Exercised                  -            -
  Canceled              42,340      (42,340)      4.72
                       ----------  ----------

  September 30, 1999   165,480      329,775       4.85      271,508      4.87

  Granted               (2,800)       2,800       3.375
  Exercised                  -            -
  Canceled              22,200      (22,200)      4.79
                       ----------  ----------

  September 30, 2000   184,880      310,375   $   4.85      278,809  $   4.87
                       ==========  ==========

    The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 2000:

                                Outstanding                     Exercisable
                    ------------------------------------   ---------------------
                                 Weighted
                                 Average      Weighted                  Weighted
    Range of                    Remaining     Average                   Average
    Exercise          Number    Contractual   Exercise       Number     Exercise
     Prices         of Shares      Life        Price       of Shares     Price
-----------------   ----------- -----------  -----------   ----------- ---------

$ 3.125 - $ 3.375      5,600       3.9       $   3.25           934    $   3.125
$ 4.00  - $ 4.75     218,375       4.8           4.66       198,275        4.67
$ 5.15  - $ 5.50      85,000       5.1           5.30        78,200        5.29
          $11.75       1,400       0.3          11.75         1,400       11.75
                    ----------- -----------  -----------   ----------- ---------
                     310,375       4.8       $   4.85       278,809    $   4.87
                    =========== ===========  ===========   =========== =========

    At September 30, 1999, there were outstanding warrants to purchase up to 110,000 shares of common stock at $8.10 per share. Such warrants expired on May 3, 2000.

    At September 30, 2000, nonqualified options to purchase 7,800 shares of common stock were outstanding at exercise prices ranging from $3.125 to $4.63 per share. Such options become exercisable ratably over a three-year period and expire from 2004 to 2007. At September 30, 2000, Phoenix Gold has reserved 503,055 shares of common stock for issuance upon exercise of the stock options.

    Phoenix Gold has elected to continue to account for stock options according to APB Opinion No. 25. However, as required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 2000, 1999 and 1998 using the Black-Scholes option pricing model. The weighted average estimated fair value of options granted during 2000, 1999 and 1998 was $2.35, $2.09 and $2.45 per share. The weighted average assumptions used for stock option grants during the years ended September 30, 2000, 1999 and 1998 were a risk free interest rate of 6.75%, 5.00% and 5.75%, an expected dividend yield of 0%, 0% and 0%, an expected life of 5.0 years, 5.0 years and 5.0 years and an expected volatility of 81.8%, 79.0% and 67.8%.

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

    For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. Pro forma net earnings
(loss) and earnings (loss) per share is as follows:

                                          2000         1999         1998
                                      ------------- ------------ ------------

    Pro forma net earnings (loss)     $   938,000   $   789,000  $  (781,000)
    Pro forma earnings (loss) per
    share                                    0.31          0.24        (0.23)

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

    During 1999, Phoenix Gold began acquiring shares of its common stock in connection with a stock repurchase program announced in November 1998. That program authorized the Company to purchase up to $1.0 million of common stock from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. In 1999, Phoenix Gold purchased 230,400 shares of common stock for $392,825. In 2000, Phoenix Gold purchased 207,400 shares of common stock for $605,069.


NOTE 10 - SALES AND MAJOR CUSTOMERS

    Phoenix Gold operates in a single industry segment: the design, manufacture and sales of electronics, accessories and speakers for use in the audio market. Net sales by geographic region are as follows:

                                   2000             1999             1998
                               --------------   --------------   --------------

    United States              $  20,294,371    $  20,078,164    $  17,903,217
    International:
      Europe                       2,707,278        3,746,786        4,624,273
      Asia                         1,382,724        1,157,670          945,600
      Other                        2,955,176        2,555,529        3,011,625
                               --------------   --------------   --------------
        Total international        7,045,178        7,459,985        8,581,498
                               --------------   --------------   --------------
          Net sales            $  27,339,549    $  27,538,149     $ 26,484,715
                               ==============   ==============   ==============

    One customer accounted for 10.8% of the Company's net sales during the year ended September 30, 2000. No customer accounted for 10% or more of the Company's net sales during the years ended September 30, 1999 and 1998. As of September 30, 2000 and 1999, one customer accounted for approximately 22.2% and 15.0% of net accounts receivable. As of September 30, 2000 and 1999, approximately 37.1% and 42.1% of net accounts receivable is attributable to export sales.

NOTE 11 - BENEFIT PLAN

    Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997 which covers substantially all employees. Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations. The Company matches 100% of employee contributions up to $750 of each participating employee's compensation. The matching contribution expense was $58,000, $63,000 and $77,000 for the years ended September 30, 2000, 1999 and 1998.

    The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. No profit sharing expense was approved for the years ended September 30, 2000, 1999 and 1998.


QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of operating results by quarter for the years ended September 30, 2000 and 1999:

2000 QUARTER ENDED  DECEMBER 31  MARCH 31    JUNE 30     SEPTEMBER     TOTAL
                                                            30
                    ----------- ---------- ----------- ------------- -----------

Net sales           $6,893,627  $6,511,208  $7,056,124  $6,878,590   $27,339,549
Gross profit         1,800,769   1,883,631   2,075,526   1,800,362     7,560,288
Net earnings           211,973     240,610     363,504     184,524     1,000,611
Earnings per share        0.07        0.08        0.12        0.06          0.33

1999 QUARTER ENDED

Net sales           $6,665,935  $6,200,066  $7,454,978   $7,217,170  $27,538,149
Gross profit         1,721,052   1,673,617   2,055,526    1,672,687    7,122,882
Net earnings           206,336     159,719     335,901      152,173      854,129
Earnings per share        0.06        0.05        0.10         0.05         0.26

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PHOENIX GOLD INTERNATIONAL, INC.


                                 By:    /s/ Keith A. Peterson
                                        --------------------------------
                                        Keith A. Peterson
                                        Chairman, President and
                                        Chief Executive Officer

                                 Date: December 14, 2000


    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Capacity                         Date


/s/ Keith A. Peterson         Chairman, President and          December 14, 2000
-------------------------     Chief Executive Officer
Keith A. Peterson             (Principal Executive Officer)


/s/ Timothy G. Johnson        Executive Vice President,        December 14, 2000
-------------------------     Chief Operating Officer and
Timothy G. Johnson            Director


/s/ Joseph K. O'Brien         Chief Financial Officer and      December 14, 2000
-------------------------     Secretary (Principal Financial
Joseph K. O'Brien             and Accounting Officer)


/s/ Robert A. Brown           Director                         December 14, 2000
-------------------------
Robert A. Brown


/s/ Edward A. Foehl           Director                         December 14, 2000
-------------------------
Edward A. Foehl


/s/ Frank G. Magdlen          Director                         December 14, 2000
-------------------------
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