Form 10-Q
period 2000-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 2001-02-14
CIK 943032

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 2000,

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,026,945 shares of the issuer's common stock outstanding as of January 31, 2001.

                        PHOENIX GOLD INTERNATIONAL, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX
                                      -----

Part I.     FINANCIAL INFORMATION                                                    Page
                                                                                     ----
            Item 1.     Financial Statements

                        Balance Sheets at December 31, 2000
                          and September 30, 2000 (unaudited)                         3

                        Statements of Earnings for the Three Months Ended
                          December 31, 2000 and 1999 (unaudited)                     4

                        Statements of Cash Flows for the Three Months Ended
                          December 31, 2000 and 1999 (unaudited)                     5

                        Notes to Financial Statements                                6

            Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        9

            Item 3.     Quantitative and Qualitative Disclosure About Market
                          Risk                                                       11

Part II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                           13

INDEX TO EXHIBITS                                                                    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       2000            2000
                                                  --------------  --------------
ASSETS

Current assets:
    Cash and cash equivalents                     $      79,421   $   1,653,683
    Accounts receivable, net                          4,321,570       4,170,885
    Inventories                                       6,916,826       5,744,860
    Prepaid expenses                                    368,549         229,049
    Deferred taxes                                      350,000         315,000
                                                  --------------  --------------
        Total current assets                         12,036,366      12,113,477

Property and equipment, net                             850,030         807,139
Goodwill, net                                           316,951         138,459
Deferred taxes                                          615,000         610,000
Other assets                                            553,954         285,127
                                                  --------------  --------------
        Total assets                              $  14,372,301   $  13,954,202
                                                  ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit                                $     345,338   $           -
    Accounts payable                                    968,441         797,249
    Accrued payroll and benefits                        418,401         557,099
    Other accrued expenses                              426,100         346,318
    Income taxes payable                                 19,911          40,910
                                                  --------------  --------------
        Total current liabilities                     2,178,191       1,741,576

Deferred gain on sale of facility                       833,659         858,178

Commitments and contingencies                                 -               -

Shareholders' equity:
    Preferred stock;
        Authorized - 5,000,000 shares; none
        outstanding                                           -               -
    Common stock, no par value;
        Authorized - 20,000,000 shares
        Issued and outstanding - 3,026,945 and
        3,026,945 shares                              6,550,928       6,550,928
    Retained earnings                                 4,809,523       4,803,520
                                                  --------------  --------------
        Total shareholders' equity                   11,360,451      11,354,448
                                                  --------------  --------------
        Total liabilities and shareholders'
        equity                                    $  14,372,301   $  13,954,202
                                                  ==============  ==============

                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------


Net sales                                            $ 5,630,957    $ 6,975,646

Cost of sales                                          4,277,414      5,174,877
                                                     ------------   ------------

    Gross profit                                       1,353,543      1,800,769


Operating expenses:
    Selling                                              795,467        926,769
    General and administrative                           577,778        531,387
                                                     ------------   ------------

        Total operating expenses                       1,373,245      1,458,156
                                                     ------------   ------------

Income (loss) from operations                            (19,702)       342,613

Other income (expense):
    Interest income                                       28,837          8,360
    Interest expense                                      (2,832)             -
    Other income, net                                      3,700              -
                                                     ------------   ------------

        Total other income (expense)                      29,705          8,360
                                                     ------------   ------------

Earnings before income taxes                              10,003        350,973

Income tax expense                                        (4,000)      (139,000)
                                                     ------------   ------------

Net earnings                                         $     6,003    $   211,973
                                                     ============   ============

Earnings per share - basic and diluted               $      0.00    $      0.07
                                                     ============   ============

Average shares outstanding - basic and diluted         3,026,945      3,156,721
                                                     ============   ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2000           1999
                                                     ------------   ------------

Cash flows from operating activities:
    Net earnings                                     $     6,003    $   211,973
    Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                    159,031        160,981
        Deferred taxes                                   (40,000)        15,000
        Changes in operating assets and liabilities:
            Accounts receivable                          980,236        452,092
            Inventories                                 (301,481)      (662,939)
            Prepaid expenses                            (139,500)       (60,999)
            Other assets                                       -        (36,944)
            Accounts payable                             171,192        410,558
            Accrued expenses                             (79,915)      (165,152)
                                                     ------------   ------------

    Net cash provided by operating activities            755,566        324,570

Cash flows from investing activities:
    Capital expenditures, net                           (139,043)       (55,619)
    Purchase of AudioSource assets                    (2,536,123)             -
                                                     ------------   ------------

    Net cash used in investing activities             (2,675,166)       (55,619)

Cash flows from financing activities:
    Line of credit, net                                  345,338              -
    Purchase of common stock                                   -       (460,407)
                                                     ------------   ------------

    Net cash provided by (used in)
     financing activities                                345,338       (460,407)
                                                     ------------   ------------

Decrease in cash and cash equivalents                 (1,574,262)      (191,456)

Cash and cash equivalents, beginning of period         1,653,683        868,458
                                                     ------------   ------------

Cash and cash equivalents, end of period             $    79,421    $   677,002
                                                     ============   ============

Supplemental disclosure:
    Cash paid for interest                           $     3,000    $         -
    Cash paid for income taxes                            65,000         70,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                        PHOENIX GOLD INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2000 and the results of its operations and its cash flows for the three-month periods ended December 31, 2000 and 1999.


NOTE 2 - REPORTING PERIODS

    The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 2001 is a 53-week year. The quarter ended December 31, 2000 was a 14-week period. The quarters ending March 31, 2001, June 30, 2001 and September 30, 2001 are a 12-week period, 13-week period and a 14-week period, respectively. Fiscal 2000 was a 52-week year and all quarters were 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.


NOTE 3 - RECLASSIFICATION

    During 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-10: ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. Beginning October 1, 2000, the Company adopted EITF 00-10 and classified all amounts billed to a customer in a sale transaction related to shipping and handling to net sales. Net sales and cost of sales amounts reported in prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on previously reported gross profit, net earnings or shareholders' equity.


NOTE 4 - PURCHASE OF AUDIOSOURCE ASSETS

    Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California ("AudioSource"). The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market. No liabilities of AudioSource were assumed by the Company. In addition, AudioSource agreed not to compete with the Company in the home theater and home audio market for four years. The purchase price was paid from available cash reserves and from a drawdown under the Company's revolving line of credit.

    The Company accounted for the acquisition of assets under the purchase method of accounting and has included the results of operations of the assets since the date acquired. The Company recorded approximately $1.1 million of accounts receivable, $900,000 of finished goods inventories, $56,000 of tangible personal property, $150,000 of intellectual property, $144,000 for the covenant not to compete and $186,000 for goodwill. The tangible personal property will be depreciated using the straight-line method over three years. The intellectual property and goodwill will be amortized using the straight-line method over five years. The covenant not to compete will be amortized using the straight-line method over four years.

    The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 2000 or at the beginning of the three-month period ended December 31, 2000. The pro forma results give effect to the amortization of intellectual property, goodwill and the covenant not to compete and the effects on interest income, interest expense and income taxes.

                                             THREE MONTHS
                                                ENDED              YEAR ENDED
                                              DECEMBER 31,        SEPTEMBER 30,
                                                2000                 2000
                                            --------------       --------------

    Net sales                                $  6,978,212         $ 32,186,613
    Net earnings (loss)                          (194,655)             581,373
    Earnings (loss) per share - basic
        and diluted                                 (0.06)                0.19

    The proforma results may not be indicative of the results of operations that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future. The pro forma statements should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report of Form 10-K for the fiscal year ended September 24, 2000.


NOTE 5 - INVENTORIES

    Inventories are stated at the lower of cost or market and consist of the following:

                                              DECEMBER 31,        SEPTEMBER 30,
                                                2000                 2000
                                            --------------       --------------

    Raw materials and work-in-process        $  2,758,652         $  2,598,709
    Finished goods and supplies                 4,158,174            3,146,151
                                            --------------       --------------
        Total inventories                    $  6,916,826         $  5,744,860
                                            ==============       ==============

NOTE 6 - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                              DECEMBER 31,        SEPTEMBER 30,
                                                2000                 2000
                                            --------------       --------------

    Machinery and equipment                  $  3,360,914         $  3,205,936
    Office equipment and furniture              1,670,872            1,638,315
    Leasehold improvements                         75,266               75,266
                                            --------------       --------------
                                                5,107,052            4,919,517
    Less accumulated depreciation
      and amortization                         (4,257,022)          (4,112,378)
                                            --------------       --------------
        Total property and equipment, net    $    850,030         $    807,139
                                            ==============       ==============


NOTE 7 - LINE OF CREDIT

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of December 31, 2000, the Company was eligible to borrow $3.4 million under the line of credit. Borrowings of $345,338 were outstanding under the line of credit as of that date.


NOTE 8 - NEW ACCOUNTING STANDARD

    In June  1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The new statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2001, as deferred by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. The Company adopted SFAS No. 133 effective October 1, 2000. Adoption of SFAS No. 133 had no material effect on the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

ALL STATEMENTS IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL RESULTS SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, WITHOUT LIMITATION, STATEMENTS AS TO EXPECTATIONS, BELIEFS AND FUTURE FINANCIAL PERFORMANCE, AND ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO CERTAIN RISKS, TRENDS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY FROM THOSE PROJECTED, WHICH VARIANCES MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING:
COMPETITIVE FACTORS; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY; THE ADVERSE EFFECT OF REDUCED DISCRETIONARY CONSUMER SPENDING; DEPENDENCE ON A SIGNIFICANT CUSTOMER; THE NEED FOR THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS; DEPENDENCE ON SUPPLIERS; CONTROL BY CURRENT SHAREHOLDERS; HIGH INVENTORY REQUIREMENTS; BUSINESS CONDITIONS IN INTERNATIONAL MARKETS; THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES; THE NEED TO PROTECT INTELLECTUAL PROPERTY; ENVIRONMENTAL REGULATION; AND THE POTENTIAL DELISTING OF THE COMPANY'S COMMON STOCK, AS WELL AS OTHER FACTORS DISCUSSED IN EXHIBIT 99.1 TO THE PHOENIX GOLD INTERNATIONAL, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000 WHICH EXHIBIT IS HEREBY INCORPORATED BY REFERENCE. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS
---------------------

    Net sales decreased $1.3 million, or 19.3%, to $5.6 million for the three months ended December 31, 2000 compared to $7.0 million for the three months ended December 31, 1999 due principally to decreased sales to a significant domestic customer and decreased international sales. Sales of electronics, speakers and accessories decreased 23.7%, 26.1% and 3.9%, respectively, for the three months ended December 31, 2000 compared to the corresponding quarter in fiscal 2000. Domestic sales decreased $914,000, or 17.5%, to $4.3 million for the three months ended December 31, 2000 compared to $5.2 million for the three months ended December 31, 1999. Sales of electronics to a significant domestic customer decreased $657,000, or 51.2%, to $627,000 for the three months ended December 31, 2000 compared to $1,284,000 for the comparable period in fiscal 2000. Additionally, sales of speakers to a domestic OEM customer decreased during the quarter. Purchase orders by these customers may fluctuate significantly from quarter to quarter.

    International sales decreased $430,000, or 24.4%, to $1,332,000 for the three months ended December 31, 2000 from $1,762,000 in the comparable 1999 period. International sales represented 23.7% and 25.3% of total net sales for the three months ended December 31, 2000 and 1999, respectively. The Company expects international sales for fiscal 2001 to remain at levels lower than historically achieved.

    Gross profit decreased to 24.0% from 25.8% of net sales for the three months ended December 31, 2000 and 1999, respectively, primarily due to decreased sales volume which caused manufacturing overhead to increase as a percentage of sales.

    Operating expenses consist of selling, general and administrative expenses. Total operating expenses decreased $85,000, or 5.8%, to $1,373,000 for the three months ended December 31, 2000 compared to $1,458,000 for the three months ended December 31, 1999. Operating expenses were 24.4% and 20.9% of net sales in the respective three-month periods.

    Selling expenses decreased $131,000, or 14.2%, to $795,000 for the three months ended December 31, 2000 compared to $927,000 for the comparable 1999 period. Selling expenses were 14.1% and 13.3% of net sales in the respective three-month periods. The decreased selling expenses in dollar amount were due to reduced sales incentives resulting from the decreased sales volume.

    General and administrative expenses increased $46,000, or 8.7%, to $578,000 for the three months ended December 31, 2000 compared to $531,000 for the comparable fiscal 2000 period. General and administrative expenses were 10.3% and 7.6% of net sales in the respective three-month periods. The increased general and administrative expenses were primarily due to increased engineering expenses related to new product development activities.

    Other income increased by $21,000 to $30,000 for the three months ended December 31, 2000 compared to $8,000 for the three months ended December 31, 1999. The increase in other income was due to increased interest income from increased average balances of cash equivalents.

    Net earnings were $6,000, or $0.00 per share - basic and diluted (based on 3.03 million shares outstanding), for the three months ended December 31, 2000, compared to net earnings of $212,000, or $0.07 per share - basic and diluted (based on 3.16 million shares outstanding) for the three months ended December 31, 1999. The decrease in net earnings in the first quarter of fiscal 2001 compared to the corresponding quarter in fiscal 2000 was due to decreased sales offset in part by reduced operating expenses and increased other income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the first quarter of fiscal 2001 from cash generated from operating activities and a borrowing under its revolving operating line of credit. Net cash provided by operating activities was $756,000 for the three months ended December 31, 2000.

    Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California ("AudioSource"). The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market. No liabilities of AudioSource were assumed by the Company. The purchase price was paid from available cash reserves and from a drawdown under the Company's revolving line of credit.

    Cash and cash equivalents decreased by $1,574,000 during the three months ended December 31, 2000 due principally to the AudioSource acquisition. Accounts receivable decreased by $980,000 net of amounts acquired from AudioSource during the first quarter of fiscal 2001 due to a decrease in sales compared to the fourth quarter of fiscal 2000. Inventories increased by $301,000 net of amounts acquired from AudioSource during the first quarter of fiscal 2001 due to management's efforts to increase certain electronics, speakers and accessories inventories. Prepaid expenses increased $140,000 during the three months ended December 31, 2000 primarily due to trade show deposits and insurance costs incurred at the beginning of the Company's fiscal year. Accounts payable increased $171,000 during the first quarter of fiscal 2001 due to the increase in inventories and timing of payment due dates. Accrued expenses decreased $80,000 due to lower accrued payroll and benefits at December 31, 2000. Overall, net working capital decreased $514,000 during the first quarter of fiscal 2001 due to the AudioSource acquisition.

    The Company made capital expenditures of $139,000 in the three months ended December 31, 2000. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2001 will not exceed $400,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of December 31, 2000, the Company was eligible to borrow $3.4 million under the line of credit. Borrowings of $345,000 were outstanding under the line of credit as of that date.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of December 31, 2000, the Company had cash and cash equivalents of $79,000 compared to $1,654,000 as of September 30, 2000. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

    The Company sells its products primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

    The Company borrows from time to time under its revolving line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate or LIBOR plus 1.75%. The Company has not engaged in interest rate swaps or caps.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (a) Exhibits

               10.15 Loan Agreement dated January 29, 2001 between the Company and U.S. Bank National Association

               10.16 Promissory Note dated January 29, 2001 made by the Company in favor of U.S. Bank National Association

       (b) Reports on Form 8-K

                      A current report on Form 8-K dated December 15, 2000, was filed on December 29, 2000 to disclose an acquisition of assets from AudioSource, Inc.

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

                                    PHOENIX GOLD INTERNATIONAL, INC.



                                    /s/ Joseph K. O'Brien
                                    ---------------------------------
                                    Joseph K. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  February 14, 2001

                                INDEX TO EXHIBITS



   Exhibit                                                             Page
   -------                                                             ----

     10.15     Loan Agreement dated January 29, 2001 between the
               Company and U.S. Bank National Association               15

     10.16     Promissory Note dated January 29, 2001 made by the
               Company in favor of U.S. Bank National Association       22