Form 10-Q
period 2001-03-25
PHOENIX GOLD INTERNATIONAL INC
filed 2001-05-08
CIK 943032

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2001,

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-25866

PHOENIX GOLD INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-1066325 (I.R.S. Employer Identification Number)
9300 NORTH DECATUR STREET, PORTLAND, OREGON (Address of principal executive offices)	97203 (Zip code)

(503) 286-9300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 3,026,945 shares of the issuer's common stock outstanding as of April 30, 2001.

PHOENIX GOLD INTERNATIONAL, INC.
Form 10-Q for the Quarter Ended March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$1,653,683
Accounts receivable, net	3,811,478	4,170,885
Inventories	6,650,415	5,744,860
Prepaid expenses	374,487	229,049
Deferred taxes	390,000	315,000

Total current assets	11,227,381	12,113,477
Property and equipment, net	850,402	807,139
Goodwill, net	304,572	138,459
Deferred taxes	620,000	610,000
Other assets	520,948	285,127

Total assets	$13,523,303	$13,954,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$661,444	$797,249
Accrued payroll and benefits	439,259	557,099
Other accrued expenses	409,892	346,318
Income taxes payable	—	40,910

Total current liabilities	1,510,595	1,741,576
Deferred gain on sale of facility	809,139	858,178
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock; Authorized—5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized—20,000,000 shares Issued and outstanding—3,026,945 and 3,026,945 shares	6,550,928	6,550,928
Retained earnings	4,652,641	4,803,520

Total shareholders' equity	11,203,569	11,354,448

Total liabilities and shareholders' equity	$13,523,303	$13,954,202

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
Net sales	$6,045,836	$6,588,249	$11,676,793	$13,563,895
Cost of sales	4,640,786	4,704,618	8,918,200	9,879,495

Gross profit	1,405,050	1,883,631	2,758,593	3,684,400
Operating expenses:
Selling	1,050,788	913,768	1,846,255	1,840,537
General and administrative	606,609	573,553	1,184,387	1,104,940

Total operating expenses	1,657,397	1,487,321	3,030,642	2,945,477

Income (loss) from operations	(252,347)	396,310	(272,049)	738,923
Other income (expense):
Interest income	193	3,300	29,030	11,660
Interest expense	(3,732)	—	(6,564)	—
Other income, net	4	—	3,704	—

Total other income (expense)	(3,535)	3,300	26,170	11,660

Earnings (loss) before income taxes	(255,882)	399,610	(245,879)	750,583
Income tax benefit (expense)	99,000	(159,000)	95,000	(298,000)

Net earnings (loss)	$(156,882)	$240,610	$(150,879)	$452,583

Earnings (loss) per share—basic and diluted	$(0.05)	$0.08	$(0.05)	$0.15

Average shares outstanding—basic and diluted	3,026,945	3,048,212	3,026,945	3,102,466

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(150,879)	$452,583
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	305,100	314,113
Deferred taxes	(85,000)	(55,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	1,490,328	650,567
Inventories	(35,070)	(441,583)
Prepaid expenses	(145,438)	(51,071)
Other assets	—	(36,943)
Accounts payable	(135,805)	(400,113)
Accrued expenses	(95,176)	32,291

Net cash provided by operating activities	1,148,060	464,844
Cash flows from investing activities:
Capital expenditures, net	(264,619)	(250,805)
Purchase of AudioSource assets	(2,536,123)	—

Net cash used in investing activities	(2,800,742)	(250,805)
Cash flows from financing activities:
Purchase of common stock	—	(586,569)

Net cash used in financing activities	—	(586,569)

Decrease in cash and cash equivalents	(1,652,682)	(372,530)
Cash and cash equivalents, beginning of period	1,653,683	868,458

Cash and cash equivalents, end of period	$1,001	$495,928

Supplemental disclosures:
Cash paid for interest	$6,000	$—
Cash paid for income taxes	65,000	253,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1—UNAUDITED FINANCIAL STATEMENTS

    Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 24, 2000 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2001 and the results of its operations for the three- and six-month periods ended March 31, 2001 and 2000 and its cash flows for the six-months ended March 31, 2001 and 2000.

Note 2—REPORTING PERIODS

    The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 2001 is a 53-week year. The quarters ended December 31, 2000 and March 31, 2001 were a 14-week period and a 12-week period, respectively. The quarters ending June 30, 2001 and September 30, 2001 are a 13-week period and a 14-week period, respectively. Fiscal 2000 was a 52-week year and all quarters were 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three and six months presented ended on March 31.

Note 3—RECLASSIFICATION

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

Note 4—PURCHASE OF AUDIOSOURCE ASSETS

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

    The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 2000 or at the beginning of the six-month period ended March 31, 2001. The pro forma results give effect to the amortization of intellectual property, goodwill and the covenant not to compete and the effects on interest income, interest expense and income taxes.

	Six months ended March 31, 2001	Year ended September 30, 2000
Net sales	$13,024,048	$32,186,613
Net earnings (loss)	(351,537)	581,373
Earnings (loss) per share—basic and diluted	(0.12)	0.19

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

Note 5—INVENTORIES

    Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2001	September 30, 2000
Raw materials and work-in-process	$2,905,444	$2,598,709
Finished goods and supplies	3,744,971	3,146,151

Total inventories	$6,650,415	$5,744,860

Note 6—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

	March 31, 2001	September 30, 2000
Machinery and equipment	$3,437,452	$3,205,936
Office equipment and furniture	1,717,139	1,638,315
Leasehold improvements	78,036	75,266

	5,232,627	4,919,517
Less accumulated depreciation and amortization	(4,382,225)	(4,112,378)

Total property and equipment, net	$850,402	$807,139

Note 7—LINE OF CREDIT

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of March 31, 2001, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

Note 8—NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the year ending September 30, 2001, as deferred by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. The Company adopted SFAS No. 133 effective October 1, 2000. Adoption of SFAS No. 133 had no material effect on the financial statements.

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

Results of Operations

    Net sales decreased $542,000, or 8.2%, to $6.0 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000 due principally to decreased international sales. Sales of electronics, speakers and accessories decreased 8.1%, 15.2% and 7.5%, respectively, for the three months ended March 31, 2001 compared to the corresponding quarter in fiscal 2000. International sales decreased $425,000, or 25.5%, to $1.24 million from $1.67 million in the comparable 2000 period. The decrease resulted primarily from a 30.4% decrease in sales to Europe, a 2.6% decrease in sales to Asia and a 32.6% decrease in sales to other international markets. International sales represented 20.6% and 25.3% of net sales for the three months ended March 31, 2001 and 2000, respectively. Domestic sales decreased $117,000, or 2.4%, to $4.8 million for the three months ended March 31, 2001 compared to $4.9 million for the three months ended March 31, 2000. The Company expects international sales for fiscal 2001 to remain at levels lower than historically achieved due to current world-wide economic conditions.

    Net sales for the six months ended March 31, 2001 decreased $1.9 million, or 13.9%, to $11.7 million from $13.6 million for the six months ended March 31, 2000 due to decreased domestic and international sales and decreased sales to a significant customer. Sales of electronics to a significant customer decreased $699,000, or 37.8%, to $1.2 million for the six months ended March 31, 2001 compared to $1.9 million for the comparable period in fiscal 2000. Domestic sales decreased $1.0 million, or 10.2%, to $9.1 million for the six months ended March 31, 2001 compared to $10.1 million for the six months ended March 31, 2000. For the six months ended March 31, 2001, international sales decreased 25.0% to $2.6 million from $3.4 million in the comparable 2000 period. The decrease resulted primarily from a 26.0% decrease in sales to Europe, a 16.5% decrease in sales to Asia and a 30.0% decrease in sales to other international markets. International sales represented 22.0% and 25.3% of net sales for the six months ended March 31, 2001 and 2000, respectively.

    Gross profit decreased to 23.2% of net sales for the three months ended March 31, 2001 from 28.6% for the three months ended March 31, 2000. Gross profit decreased to 23.6% of net sales for the six months ended March 31, 2001 from 27.2% for the comparable prior period. The decrease was primarily due to sales mix and decreased sales volume which caused fixed labor and manufacturing overhead to increase as a percentage sales.

    Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $170,000, or 11.4%, to $1,657,000 for the three months ended March 31, 2001 compared to $1,487,000 for the three months ended March 31, 2000. Operating expenses were 27.4% and 22.6% of net sales in the respective three-month periods. Operating expenses increased $85,000, or 2.9%, to $3,031,000 for the six months ended March 31, 2001 compared to $2,945,000 for the comparable period in fiscal 2000. Operating expenses were 26.0% and 21.7% of net sales in the respective six-month periods.

    Selling expenses increased $137,000, or 15.0%, to $1,051,000 for the three months ended March 31, 2001 compared to $914,000 for the comparable 2000 period. Selling expenses were 17.4% and 13.9% of net sales in the respective three-month periods. Selling expenses were $1.8 million for both the first half of fiscal 2001 and the first half of fiscal 2000. Selling expenses were 15.8% and 13.6% of net sales in the respective six month periods. The increased selling expenses for the three months ended March 31, 2001 were due to increased personnel and consulting expenses in connection with the acquisition of AudioSource.

    General and administrative expenses increased $33,000, or 5.8%, to $607,000 for the three months ended March 31, 2001 compared to $574,000 for the comparable 2000 period. General and administrative expenses were 10.0% and 8.7% of net sales in the respective three-month periods. General and administrative expenses increased $79,000, or 7.2% in the first half of fiscal 2001, to $1,184,000, compared to $1,105,000 for the first half of fiscal 2000. General and administrative expenses were 10.1% and 8.1% of net sales in the respective six-month periods. The increased general and administrative expenses were primarily due to increased engineering expenses related to new product development activities.

    Other income (expense) decreased by $7,000 to $4,000 of other expense for the three months ended March 31, 2001, compared to $3,000 of other income for the three months ended March 31, 2000. Other income increased by $15,000 to $26,000 for the first half of fiscal 2001 compared to $12,000 for the first half of fiscal 2000. The decrease in other income for the three months ended March 31, 2001 was due to the reduction of interest income earned from cash equivalents and the increase of interest expense from the temporary use of the operating line of credit for the acquisition of AudioSource assets. The increase of other income for the six months ended March 31, 2001 was due to increased interest income from increased average balances of cash equivalents invested prior to the acquisition of certain AudioSource assets on December 15, 2000.

    The net loss was $157,000, or $0.05 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2001, compared to net earnings of $241,000, or $0.08 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2000. The net loss was $151,000, or $0.05 per share—basic and diluted (based on 3.0 million shares outstanding), for the six months ended March 31, 2001, compared to net earnings of $453,000, or $0.15 per share—basic and diluted (based on 3.1 million shares outstanding), for the comparable 2000 period. The net loss was due to decreased sales and gross margin and increased operating expenses.

Liquidity and Capital Resources

    The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the six months ended March 31, 2001 from cash generated from operating activities. Net cash provided by operating activities was $1.1 million for the six months ended March 31, 2001. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow from operations exceeds current needs, the Company pays down in part the balance owing on its operating line of credit rather than investing and accumulating excess cash, resulting in low reported cash balances.

    Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California ("AudioSource"). The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market. No liabilities of AudioSource were assumed by the Company. The purchase price was paid from available cash reserves and from a drawdown under the Company's revolving line of credit which has since been repaid.

    Cash and cash equivalents decreased by $1,653,000 during the six months ended March 31, 2001 due principally to the AudioSource acquisition. Accounts receivable decreased by $1.5 million net of amounts acquired from AudioSource due to collections of the accounts receivable acquired from AudioSource and due to decreased international sales. Inventories increased by $35,000 net of amounts acquired from AudioSource due to raw materials acquired for the manufacture of new products. Prepaid expenses increased $145,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Accounts payable decreased $136,000 due to the timing of payment due dates. Accrued expenses decreased $95,000 due to lower accrued payroll and benefits at March 31, 2001. Overall, net working capital decreased $655,000 during the first half of fiscal 2001 due to the AudioSource acquisition and the net loss.

    The Company made capital expenditures of $265,000 during the six months ended March 31, 2001. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2001 will be approximately $300,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of March 31, 2001, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of March 31, 2001, the Company had cash and cash equivalents of $1,000 compared to $1,654,000 as of September 30, 2000. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

    The Company sells its products and purchases its inventories primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

    The Company borrows from time to time under its revolving line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate or LIBOR plus 1.75%. The Company has not engaged in interest rate swaps or caps.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of shareholders on February 13, 2001. Voting common shareholders took the following actions at the meeting:

    1.  The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non-votes
Keith A. Peterson	2,643,377	335,600	0	0
Timothy G. Johnson	2,972,877	6,304	0	0
Robert A. Brown	2,972,877	6,304	0	0
Edward A. Foehl	2,972,877	6,304	0	0
Frank G. Magdlen	2,972,877	6,304	0	0

    2.  The shareholders voted to ratify management's selection of auditors for fiscal 2001 by the affirmative vote of 2,970,952 shares, with 4,475 shares voting against ratification and 3,754 shares abstaining. There were no broker non-votes with respect to this proposition.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.18	Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Robert A. Brown
10.19	Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Edward A. Foehl
10.20	Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Frank G. Magdlen
  (b)
  Reports on Form 8-K

          None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.
By:	/s/ JOSEPH K. O'BRIEN Joseph K. O'Brien Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 8, 2001

INDEX TO EXHIBITS

Exhibit		Page
10.18	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Robert A. Brown	15
10.19	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Edward A. Foehl	20
10.20	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Frank G. Magdlen	25

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS