Form 10-Q
period 2001-06-24
PHOENIX GOLD INTERNATIONAL INC
filed 2001-08-03
CIK 943032

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 24, 2001,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

There were 3,006,945 shares of the issuer's common stock outstanding as of July 31, 2001.

PHOENIX GOLD INTERNATIONAL, INC.
Form 10-Q for the Quarter Ended June 30, 2001

INDEX

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets at June 30, 2001 and September 30, 2000 (unaudited)	3

		Statements of Operations for the Three and Nine Months Ended June 30, 2001 and 2000 (unaudited)	4

		Statements of Cash Flows for the Nine Months Ended June 30, 2001 and 2000 (unaudited)	5

		Notes to Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Part II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES			14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$109,254	$1,653,683
Accounts receivable, net	4,533,987	4,170,885
Inventories	6,549,209	5,744,860
Prepaid expenses	281,187	229,049
Deferred taxes	455,000	315,000

Total current assets	11,928,637	12,113,477

Property and equipment, net	827,775	807,139
Goodwill, net	292,189	138,459
Deferred taxes	585,000	610,000
Other assets	482,942	285,127

Total assets	$14,116,543	$13,954,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,052,637	$797,249
Accrued payroll and benefits	403,189	557,099
Other accrued expenses	692,380	346,318
Income taxes payable	—	40,910

Total current liabilities	2,148,206	1,741,576

Deferred gain on sale of facility	784,620	858,178

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock; Authorized—5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized—20,000,000 shares Issued and outstanding—3,006,945 and 3,026,945 shares	6,511,528	6,550,928
Retained earnings	4,672,189	4,803,520

Total shareholders' equity	11,183,717	11,354,448

Total liabilities and shareholders' equity	$14,116,543	$13,954,202

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2001	2000	2001	2000
Net sales	$7,824,959	$7,132,553	$19,501,752	$20,696,448
Cost of sales	5,778,166	5,057,027	14,696,366	14,936,522

Gross profit	2,046,793	2,075,526	4,805,386	5,759,926

Operating expenses:
Selling	1,437,652	957,638	3,283,907	2,798,175
General and administrative	605,421	527,314	1,789,808	1,632,254

Total operating expenses	2,043,073	1,484,952	5,073,715	4,430,429

Income (loss) from operations	3,720	590,574	(268,329)	1,329,497

Other income (expense):
Interest income	406	13,930	29,436	25,590
Interest expense	(977)	—	(7,541)	—
Gain on sale of equipment and other, net	29,399	—	33,103	—

Total other income (expense)	28,828	13,930	54,998	25,590

Earnings (loss) before income taxes	32,548	604,504	(213,331)	1,355,087
Income tax benefit (expense)	(13,000)	(241,000)	82,000	(539,000)

Net earnings (loss)	$19,548	$363,504	$(131,331)	$816,087

Earnings (loss) per share—basic and diluted	$0.01	$0.12	$(0.04)	$0.27

Average shares outstanding—basic	3,019,692	3,028,946	3,024,527	3,077,960

Average shares outstanding—diluted	3,021,819	3,028,946	3,024,527	3,077,960

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(131,331)	$816,087
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	441,622	475,567
Deferred taxes	(115,000)	(35,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	767,819	827,457
Inventories	66,136	87,641
Prepaid expenses	(52,138)	(33,864)
Other assets	—	(116,843)
Accounts payable	255,388	(691,737)
Accrued expenses	151,242	(162,018)

Net cash provided by operating activities	1,383,738	1,167,290

Cash flows from investing activities:
Capital expenditures, net	(352,644)	(356,622)
Purchase of AudioSource assets	(2,536,123)	—

Net cash used in investing activities	(2,888,767)	(356,622)

Cash flows from financing activities:
Common stock repurchased	(39,400)	(605,069)

Net cash used in financing activities	(39,400)	(605,069)

Increase (decrease) in cash and cash equivalents	(1,544,429)	205,599
Cash and cash equivalents, beginning of period	1,653,683	868,458

Cash and cash equivalents, end of period	$109,254	$1,074,057

Supplemental disclosures:
Cash paid for interest	$8,000	$—
Cash paid for income taxes	76,000	658,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1—UNAUDITED FINANCIAL STATEMENTS

    Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 24, 2000 filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2001 and the results of its operations for the three- and nine-month periods ended June 30, 2001 and 2000 and its cash flows for the nine-months ended June 30, 2001 and 2000.

Note 2—REPORTING PERIODS

    The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 2001 is a 53-week year. The quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 were a 14-week period, 12-week period and a 13-week period, respectively. The quarter ending September 30, 2001 is a 14-week period. Fiscal 2000 was a 52-week year and all quarters were 13-week periods. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three and nine months presented ended on June 30.

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

    The Company accounted for the acquisition of assets under the purchase method of accounting and has included the results of operations of the assets since the date acquired. The Company recorded approximately $1.1 million of accounts receivable, $900,000 of finished goods inventories, $56,000 of tangible personal property, $150,000 of intellectual property, $144,000 for the covenant not to compete and $186,000 for goodwill. Depreciation for the tangible personal property is computed using the straight-line method over three years. Amortization for the intellectual property and goodwill is computed using the straight-line method over five years. Amortization for the covenant not to compete is computed using the straight-line method over four years. The amortization of goodwill will be effected by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board (FASB) in July 2001 (See Note 8).

    The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 2000 or at the beginning of the nine-month period ended June 30, 2001. The pro forma results give effect to the amortization of intellectual property, goodwill and the covenant not to compete and the effects on interest income, interest expense and income taxes.

	Nine months ended June 30, 2001	Year ended September 30, 2000
Net sales	$20,849,007	$32,186,613
Net earnings (loss)	(331,989)	581,373
Earnings (loss) per share—basic and diluted	(0.11)	0.19

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

Note 5—INVENTORIES

    Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2001	September 30, 2000
Raw materials and work-in-process	$3,109,690	$2,598,709
Finished goods and supplies	3,439,519	3,146,151

Total inventories	$6,549,209	$5,744,860

Note 6—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

	June 30, 2001	September 30, 2000
Machinery and equipment	$3,491,849	$3,205,936
Office equipment and furniture	1,728,375	1,638,315
Leasehold improvements	90,066	75,266

	5,310,290	4,919,517
Less accumulated depreciation and amortization	(4,482,515)	(4,112,378)

Total property and equipment, net	$827,775	$807,139

Note 7—LINE OF CREDIT

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of June 30, 2001, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

Note 8—NEW ACCOUNTING STANDARDS

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

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 changes the accounting for business combinations by requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not expect adoption of SFAS No. 141 to have a material effect on its financial position or results of operations.

    SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS 142. Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value. SFAS No. 142 will be effective for the Company's fiscal year ending September 30, 2003. The Company is currently assessing but has not yet determined the effect of SFAS 142 on its financial position and results of operations.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; potential fluctuations in quarterly results and seasonality; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting of the Company's common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 24, 2000, which exhibit is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

Results of Operations

    Net sales increased $692,000, or 9.7%, to $7.8 million for the three months ended June 30, 2001 from $7.1 million for the three months ended June 30, 2000 due to increased domestic sales. Domestic sales increased $1.0 million, or 19.3%, to $6.3 million for the three months ended June 30, 2001 compared to $5.3 million for the three months ended June 30, 2000. Sales of electronics and speakers increased 5.6% and 79.7%, respectively, for the three months ended June 30, 2001 compared to the corresponding quarter in fiscal 2000. Sales of accessories decreased 11.9% for the three months ended June 30, 2001 compared the three months ended June 30, 2000. The increased sales of speakers were primarily due to sales of AudioSource products. Sales of electronics to a significant customer increased $268,000, or 51.5%, to $790,000 for the three months ended June 30, 2001 compared to $521,000 for the corresponding quarter in fiscal 2000. International sales decreased 18.4% to $1.5 million from $1.8 million in the comparable 2000 period. The decrease resulted primarily from a 16.2% decrease in sales to Europe and a 30.3% decrease in sales to other international markets, offset in part by a 19.5% increase in sales to Asia. International sales represented 18.9% and 25.4% of net sales for the three months ended June 30, 2001 and 2000, respectively. The Company expects international sales for fiscal 2001 to remain at levels lower than historically achieved due to current world-wide economic conditions and the strength of the U.S. dollar.

    Net sales for the nine months ended June 30, 2001 decreased $1.2 million, or 5.8%, to $19.5 million from $20.7 million for the nine months ended June 30, 2000 due to decreased international sales. Domestic sales were flat at $15.4 million for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. Sales of electronics to a significant customer decreased $423,000, or 17.8%, to $2.0 million for the nine months ended June 30, 2001 compared to $2.4 million for the comparable period in fiscal 2000 due to decreased sales to such customer during the three months ended December 31, 2000 as compared to the corresponding period in fiscal 2000. The amount and timing of purchase orders from this customer may fluctuate from period to period. For the nine months ended June 30, 2001, international sales decreased 22.7% to $4.1 million from $5.2 million in the comparable 2000 period. The decrease resulted primarily from a 23.8% decrease in sales to Europe, a 7.5% decrease in sales to Asia and a 29.6% decrease in sales to other international markets. International sales represented 20.8% and 25.3% of net sales for the nine months ended June 30, 2001 and 2000, respectively.

    Gross profit decreased to 26.2% of net sales for the three months ended June 30, 2001 from 29.1% for the three months ended June 30, 2000. Gross profit decreased to 24.6% of net sales for the nine months ended June 30, 2001 from 27.8% for the comparable prior period. The decrease was primarily due to changes in sales mix as gross margins on sales of AudioSource products is less than the gross margins on sales of other Company products. Additionally, close-out discounts on certain products contributed to the decrease.

    Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $558,000, or 37.6%, to $2,043,000 for the three months ended June 30, 2001 compared to $1,485,000 for the three months ended June 30, 2000. Operating expenses were 26.1% and 20.8% of net sales in the respective three-month periods. Operating expenses increased $643,000, or 9.7%, to $5,074,000 for the nine months ended June 30, 2001 compared to $4,430,000 for the comparable period in fiscal 2000. Operating expenses were 26.0% and 21.4% of net sales in the respective nine-month periods.

    Selling expenses increased $480,000, or 50.1%, to $1,438,000 for the three months ended June 30, 2001 compared to $958,000 for the comparable 2000 period. Selling expenses were 18.4% and 13.4% of net sales in the respective three-month periods. Selling expenses increased 17.4% in the first nine months of fiscal 2001, to $3.3 million, compared to $2.8 million for the first nine months of fiscal 2000. Selling expenses were 16.8% and 13.5% of net sales in the respective nine-month periods. The increased selling expenses were due to increased personnel and consulting expenses in connection with the acquisition of AudioSource and sales incentive programs in connection with sales of AudioSource products.

    General and administrative expenses increased $78,000, or 14.8%, to $605,000 for the three months ended June 30, 2001 compared to $527,000 for the comparable 2000 period. General and administrative expenses were 7.7% and 7.4% of net sales in the respective three-month periods. General and administrative expenses increased $158,000, or 9.7%, in the first nine months of fiscal 2001, to $1,790,000, compared to $1,632,000 for the first nine months of fiscal 2000. General and administrative expenses were 9.2% and 7.9% of net sales in the respective nine-month periods. The increased general and administrative expenses were primarily due to increased engineering expenses related to new product development activities.

    Other income (expense) increased by $15,000 to $29,000 for the three months ended June 30, 2001, compared to $14,000 for the three months ended June 30, 2000. Other income (expense) increased by $29,000 to $55,000 for the nine months ended June 30, 2001, compared to $26,000 for the corresponding period in fiscal 2000. The Company had a gain on sale of equipment of $29,000 for the three months ended June 30, 2001. Interest income decreased $14,000 for the three months ended June 30, 2001 as compared to the corresponding quarter in fiscal 2000. The decrease was due to the use of available cash and cash equivalents to acquire certain assets of AudioSource on December 15, 2000. Interest expense increased from the prior periods due to the temporary use of the operating line of credit for the acquisition of AudioSource assets.

    Net earnings were $20,000, or $0.01 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended June 30, 2001, compared to net earnings of $364,000, or $0.12 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended June 30, 2000. The net loss was $133,000, or $0.04 per share—basic and diluted (based on 3.0 million shares outstanding), for the nine months ended June 30, 2001, compared to net earnings of $816,000, or $0.27 per share—basic and diluted (based on 3.1 million shares outstanding), for the comparable 2000 period. The decrease in net earnings during the nine-month period was due to decreased sales and gross profit and increased operating expenses. The Company expects sales of AudioSource products will continue to increase as the Company gains additional penetration in certain targeted mass merchandise distribution channels. Net earnings are also expected to increase to the extent that such additional sales contribute above sales incentive program costs.

Liquidity and Capital Resources

    The Company's primary needs for funds are for working capital and, to a lesser extent, capital expenditures. The Company financed its operations during the nine months ended June 30, 2001 from cash generated from operating activities. Net cash provided by operating activities was $1.3 million for the nine months ended June 30, 2001. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow from operations exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practice results in low reported cash balances.

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

    Cash and cash equivalents decreased by $1,544,000 during the nine months ended June 30, 2001 due principally to the AudioSource acquisition. Accounts receivable decreased by $768,000 net of amounts acquired from AudioSource due to collections of the accounts receivable acquired from AudioSource and decreased international sales, offset in part by increased domestic sales for the three months ended June 30, 2001. Inventories decreased by $66,000 net of amounts acquired from AudioSource. The decrease was due to sales of finished goods acquired from AudioSource offset by purchases of raw materials for the manufacture of new products. Accounts payable increased $255,000 due to the timing of payment due dates and the increase in raw material inventories. Accrued expenses increased $151,000 due to sales incentive accruals related to sales of AudioSource products offset in part by decreased accruals for payroll and benefits. Prepaid expenses increased $52,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Overall, net working capital decreased $591,000 to $9.8 million at June 30, 2001 from $10.4 million at September 30, 2000 due to the AudioSource acquisition and the net loss.

    During January 2001, the Company renewed its revolving operating line of credit through January 2002 on terms similar to those contained in the prior agreement. As of June 30, 2001, the Company was eligible to borrow $5.0 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

    The Company's capital expenditures were $353,000 for the nine months ended June 30, 2001. Management anticipates that discretionary capital expenditures for leasehold improvements and manufacturing and office equipment during the remainder of fiscal 2001 will be approximately $150,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of June 30, 2001, the Company had cash and cash equivalents of $110,000 compared to $1,654,000 as of September 30, 2000. The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

    The Company sell its products and purchases its inventories primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

    The Company borrows from time to time under its revolving line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate or LIBOR plus 1.75%. The Company is not a party to interest rate swaps or caps.

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

PHOENIX GOLD INTERNATIONAL, INC.

/s/ JOSEPH K. O'BRIEN Joseph K. O'Brien Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 3, 2001

QuickLinks

PHOENIX GOLD INTERNATIONAL, INC. Form 10-Q for the Quarter Ended June 30, 2001 INDEX
PART I. FINANCIAL INFORMATION
PHOENIX GOLD INTERNATIONAL, INC. BALANCE SHEETS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF OPERATIONS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. Notes to Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES