Form 10-K405
period 2001-09-30
PHOENIX GOLD INTERNATIONAL INC
filed 2001-12-20
CIK 943032

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant was $586,184 as of November 30, 2001.

    There were 3,006,945 shares of the registrant's common stock outstanding as of November 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Parts of registrant's proxy statement dated on or about January 4, 2002 prepared in connection with the annual meeting of shareholders to be held on February 12, 2002 are incorporated by reference into Part III of this report.

PART I

    All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company's common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2001 which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

Item 1. Business

    Phoenix Gold International, Inc. (the "Company"), an Oregon corporation founded in 1991, designs, manufactures, markets and sells innovative, high quality and high performance electronics, accessories and speakers for the audio market. The Company sells its products under the brand names Phoenix Gold®, Carver Professional™ and AudioSource®. The Company's products are used in car audio, professional sound and home audio/theater applications. The Company manufactures a majority of its electronics and a portion of its accessories at its facility in Portland, Oregon.

    The Company has expanded beyond its historical product line, car audio accessories, to sell today substantially all of the components used in car audio systems (other than "head units" such as radios, tape decks and CD players). As the Company expanded its car audio product line from accessories to electronics and speakers, it initially targeted car audio enthusiasts and audiophiles with products that offer value by combining performance advantages with distinctive appearance and superior craftsmanship. The Company subsequently broadened its car audio product line to offer similar performance characteristics at lower price points. The Company also designs and sells accessories and speakers for OEM customers.

    In November 1995, the Company expanded it product line and distribution channels by acquiring substantially all of the assets of the professional sound division of Carver Corporation. The Company, as licensee of the name "Carver Professional," designs, manufactures, markets and sells electronic amplifiers and accessories for professional sound applications, including sales to OEM customers.

    In the past, Phoenix Gold has sold its products primarily through independent sales representatives and distributors to car audio, professional sound and specialty retailers in the United States and in more than 40 countries worldwide. In December 2000, the Company added an additional product line and significant additional distribution channels with the acquisition of AudioSource, Inc. ("AudioSource"). Under the AudioSource brand, the Company designs, markets and sells home audio/theater products. These products include residential compact speakers, powered subwoofers, amplifiers, preamplifiers, equalizers and surround sound processors used in home theater and home audio applications. AudioSource sold its products primarily to "big box" retailers, and was also a supplier to several Internet retailers. As a result of the acquisition, the Company gained an entrée to, and has begun selling products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and

Costco Wholesale Corporation. The AudioSource acquisition was part of the Company's strategy to broaden its product lines and distribution channels to increase sales.

Products

    The Company has three product lines: electronics, accessories and speakers. The Company's sales by product class are as follows:

	Year ended September 30,
	2001	2000	1999
Product class:
Electronics	53.5%	55.0%	52.2%
Accessories	25.4	28.1	30.3
Speakers	18.4	13.7	14.5
Other(1)	2.7	3.2	3.0

Total	100.0%	100.0%	100.0%

(1)
Includes other products and services of which no single class accounted for more than 15% of sales in any one year.

    Electronics.  The Company's amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance.

    Amplifiers.  The Company sells a total of 30 car audio amplifiers in the Titanium (formerly known as ZEROpoint ZXti), Tantrum, XS and QX series at retail prices ranging from approximately $130 to $1,880. Amplifiers in the Titanium series, introduced in 1999, are the Company's reference amplifiers, designed to deliver maximum performance in expensive, high-end systems capable of driving multiple speakers. The Tantrum series, introduced in 2001, includes multi-channel amplifiers with built-in crossovers and offers at lower prices the performance and sonic excellence of the reference series amplifiers, except in the most demanding applications. The QX series, introduced in 1997 and updated in 2000, is designed to provide high performance at even lower prices. The QX amplifier is the first of the Company's electronics products to be designed and engineered by the Company and manufactured by a third party vendor. Due to the introduction of the Tantrum series in 2001, the Company does not expect the XS series to provide meaningful revenue in the future.

    Additionally, the Company has periodically introduced limited edition theme amplifiers, such as "Frank Amp'n Stein," "Son of Frank Amp'n Stein," "Route 66," "Outlaw 1845" and "Bandit 1895". The "Reactor" was introduced in 1998 and the "Octane" was introduced in 2000. Retail prices range from approximately $500 to $2,500.

    The Company sells a total of 23 Carver Professional amplifiers for professional sound applications in the PM, PT, CV, CA, PX and PXm series at retail prices ranging from approximately $535 to $2,780. The PM series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications. The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings. The CV contractor series, introduced in 2001, utilizes Class T digital technology and was designed to replace the CA series. The CA series amplifiers were designed for commercial and industrial applications, such as churches, warehouses, educational facilities and auditoriums. The PX series, introduced in 1997 and the first series designed by the Company, includes multi-application models that offer increased features and power at lower price points. The PXm series, introduced in 1998 and the second series designed by the Company, expands the PX series and addresses entry level price points and greater ease of transportability. Due to the introduction of the CV series of professional amplifiers in 2001, the Company expects the CA series will not provide meaningful revenue in the future.

    The Company sells a total of six AudioSource amplifiers for home audio/theater use in a "modular" series and "separates" series at retail prices ranging from approximately $180 to $550. The modular series features a rack mountable chassis that allows the user flexibility to mix and match an amplifier, a preamplifier, and a mono or stereo equalizer in a single chassis. The separates series was designed to place an amplifier, preamplifier and tuner in a single cabinet.

    Signal Processors.  The Company sells a total of 14 car audio signal processors, including equalizers, line drivers, and active and passive crossovers. Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems. Retail prices of car audio signal processors range from approximately $110 to $1,100. The Company sells a total of seven AudioSource home audio signal processors, including preamplifiers and equalizers at retail prices ranging from $130 to $550.

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

    Speakers.  The Company began selling speakers in 1994. The Company offers a total of 52 car audio speakers in the Titanium, XMAX, Tantrum, XS and QX series, including tweeters, midranges, subwoofers, coaxials and component systems. The Titanium series, introduced in 2001, are the Company's reference speakers, designed to deliver maximum performance in expensive, high-end systems. The XMAX subwoofer series features reproduction of tight, accurate bass in a small enclosure. The Tantrum series, introduced in 2001, features exceptional musicality, excursion and versatility at lower price points. The QX series, introduced in 1998 and updated in 2001, is the Company's lowest price point speaker line. Due to the introduction of the Tantrum series in 2001, the Company does not expect the XS series to provide meaningful revenue in the future. Retail prices of car audio speakers range from approximately $40 to $800. The Company also sells a total of 25 AudioSource home audio/theater speakers at retail prices ranging from approximately $50 to $400.

Sales, Marketing and Distribution

    The Company sells its products principally in the United States, Canada, Central and South America, Europe, Japan, Southeast Asia, Australia and New Zealand. In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives, distributors, audio and specialty dealers and mass merchandisers. As a result of the AudioSource acquisition, the Company gained an entrée to, and has begun selling home audio/theater products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and Costco Wholesale Corporation. The Company sells its products internationally through distributors serving over 40 countries. International sales accounted for 20.1%, 25.5% and 26.8% of net sales in fiscal years 2001, 2000 and 1999, respectively. International sales are denominated in United States dollars and are generally shipped f.o.b. the Company's facility in Portland, Oregon.

    One OEM customer, Bose Corporation ("Bose"), accounted for 10.4% and 10.7% of the Company's net sales during the years ended September 30, 2001 and 2000, respectively. No single customer accounted for 10% or more of the Company's net sales during fiscal 1999. As of September 30, 2001, no customer accounted for 10% or more of net accounts receivable. As of September 30, 2000, one customer accounted for 22.2% of net accounts receivable.

    Purchase orders from Bose have historically fluctuated significantly from quarter to quarter. Although the Company has continued to receive orders from Bose, the Company's formal purchase agreement with Bose expired in March 2001. The Company and Bose are currently negotiating a new purchase agreement. There can be no assurance that the Company will be able to negotiate a new purchase agreement with Bose on acceptable terms or that purchases will be made by Bose under any agreement. The loss of Bose as a customer or any significant portion of Bose orders could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company offers its dealers and distributors complete product lines, excellent service and support, and high performance, reliable products. The Company believes these efforts enable it to attract and retain qualified dealers and distributors. The Company recruits on a selective basis new dealers and distributors for each of its product lines in specific geographic areas. Dealers and distributors are chosen based on location, financial stability, technical expertise, sales history, integrity, and installation and service capabilities. The Company generally does not have written agreements with its car and home audio sales representatives or distributors or its professional sound distributors and home audio dealers. To the extent the Company has written agreements with its car audio dealers and professional sound representatives and dealers, such agreements are generally terminable upon no more than 30 days notice.

    The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles. The Company offers incentives to "Team Phoenix Gold" competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at "Tweek N Tune" workshops. The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications. The Company markets its professional sound, custom audio/video and home audio and theater products by participating in trade shows, advertising in trade journals and magazines, and providing dealer support.

    Historically the Company's sales have been greater during the third (April through June) and fourth (July through September) quarters of the Company's fiscal year than during the first two fiscal quarters. Due to the seasonality of its business, the Company's quarterly results of operations will not necessarily be indicative of its results of operations for the year. The Company has only minimal backlog because orders are typically filled within several days of receipt. In addition, backlog as of a particular date is not a reliable measure of sales for any future period because orders constituting the Company's backlog are subject to changes in delivery schedules and to cancellation without penalty at the option of the customer.

Competition

    The markets for the Company's products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels. The Company's principal car audio electronics competitors include Lightning Audio, Inc. ("Lightning"), a subsidiary of Rockford

Corporation ("Rockford"), MTX Corporation ("MTX"), Orion Industries, Inc., Precision Power, Inc., Rockford Fosgate, a division of Rockford, and Stillwater Design and Audio, Inc. ("Stillwater"). The Company's principal accessories competitors include Esoteric Audio USA Group of Companies, a subsidiary of MTX, Lightning, Monster Cable Products, Inc. ("Monster Cable"), Recoton Corporation ("Recoton") and Rockford. The Company's principal professional sound competitors include Crest Audio, Inc., Crown International, Inc. and QSC Audio Products, Inc. The Company's principal car audio speaker competitors include Boston Acoustics, Inc., JL Audio, Inc., Lightning, MB Quart Electronics USA, Inc., a subsidiary of Rockford, MTX, Rockford and Stillwater. The Company's principal home audio competitors include many international suppliers of consumer electronics who target entry-level price points and domestic suppliers such as KLH Audio Systems, Monster Cable and Recoton. Many competitors have greater financial and other resources than the Company. The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising, distribution organization and price.

Manufacturing and Assembly

    Manufactured Products.  The Company manufactures a majority of its electronics products and a portion of its accessories at its facility in Portland, Oregon. Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into, and wave soldering of, circuit boards, toroid winding, plastic injection molding, silk-screening graphics and quality control testing. For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company. The Company purchases substantially all of its raw materials, components and subassemblies from approximately 210 suppliers located primarily in the United States and the Pacific Rim. Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company's principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

    While the Company has historically attempted to ensure quality and control costs by manufacturing many of its products, the Company has begun to shift the manufacture of certain components, subassemblies and finished products offshore to long-term suppliers meeting Company standards. Such outsourcing allows the Company to target lower retail price points in connection with sales to consumer electronic retailers. The Company will continue to manufacture its "Made in USA" products. However, the Company expects that outsourcing will permit the Company to broaden its product offerings and increase sales at acceptable margins.

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

    Proper installation is critical to achieving optimum performance of car audio systems. The Company offers a three-year limited warranty on car audio electronics and a one, two or three-year limited warranty on speakers installed by an authorized dealer or installer. If an authorized dealer or installer does not install the product, the Company offers a one-year limited warranty on car audio electronics and speakers. The Company offers a five-year limited warranty on professional sound electronics and offers a two-year limited warranty on home audio electronics and speakers.

Intellectual Property

    Phoenix Gold ®, PG (Phoenix Gold and Design) ®, Carver Professional ™, AudioSource ®, PowerFlow ™, QuickSilver ™, Sapphire ™, Sonab ®, and ZEROpoint ™ are the principal trademarks of the Company. The Company believes that Phoenix Gold and Carver Professional have strong brand name recognition, an important competitive factor in its markets. The Company has obtained eleven design patents related to its products, which expire between 2010 and 2015. Carver Corporation has taken the position that the Company's exclusive, paid-up license to use the name Carver Professional expired at the end of November 2000. The Company has brought a declaratory judgment action against Carver Corporation to determine future rights to the tradename.

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

Employees

    As of September 30, 2001, the Company had 181 full-time employees, including 143 in manufacturing, engineering and warehousing, 26 in sales and marketing and 12 in administration. Subsequent to year-end, the Company reduced its workforce. As of November 30, 2001, the Company had 145 full-time employees, including 109 in manufacturing, engineering and warehousing, 24 in sales and marketing, and 12 in administration. The Company considers its employee relations to be good.

Item 2. Properties

    The Company's executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon. The Company leases a 155,000 square foot building. Approximately 15,000 square feet of office space and 140,000 square feet of manufacturing and warehouse space are used by the Company. Annual rent for the Company's facility is approximately $551,000 plus an annual escalator of 2.5%. The lease expires on June 30, 2009. The Company has an option to extend the lease for one ten-year term. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on The NASDAQ SmallCap Market under the symbol "PGLD".

    As reported by NASDAQ, the following table sets forth the range of high and low closing bid prices per share by quarter for the Company's Common Stock.

	Fiscal year ended September 30, 2001		Fiscal year ended September 30, 2000
Common Stock (PGLD)
	High	Low	High	Low
First Quarter	$1.875	$1.188	$3.00	$1.938
Second Quarter	2.063	1.156	3.313	2.25
Third Quarter	2.00	1.13	2.813	2.00
Fourth Quarter	1.75	1.02	2.375	1.875

    At November 30, 2001, the approximate number of shareholders of record of Common Stock was 135.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit agreements do not expressly limit or prohibit the Company's ability to declare and pay dividends, although covenants contained in such agreements related to a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to tangible net worth may have such effect.

Item 6. Selected Financial Data

	As of or for the year ended September 30,
	2001	2000	1999	1998	1997
Operating data:
Net sales(1)	$28,098,984	$27,630,008	$27,859,218	$26,792,629	$28,049,491
Net earnings (loss)(2)	(162,275)	1,000,611	854,129	(772,374)	410,095
Earnings (loss) per share
Basic	$(0.05)	$0.33	$0.26	$(0.22)	$0.12
Diluted	(0.05)	0.33	0.26	(0.22)	0.12
Average shares outstanding
Basic	3,020,132	3,065,206	3,293,758	3,464,698	3,456,278
Diluted	3,020,132	3,065,206	3,293,758	3,464,698	3,535,288
Balance Sheet data:
Working capital	$9,731,438	$10,371,901	$9,839,492	$8,020,615	$7,278,373
Total assets	16,176,939	13,954,202	13,888,439	15,208,128	17,455,149
Line of credit	1,157,707	—	—	900,000	3,147,936
Long-term obligations	—	—	—	938,233	494,927
Total shareholders' equity	11,152,773	11,354,448	10,958,906	10,497,602	11,243,019
Book value per share	$3.71	$3.75	$3.39	$3.03	$3.25

(1)
See Note 1 to Financial Statements describing reclassification.

(2)
In 1998, the Company recorded pre-tax, non-recurring charges of $1.1 million related to implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal 2001 to Fiscal 2000

    Net Sales.  Net sales increased $469,000, or 1.7%, to $28.1 million for fiscal 2001 compared to $27.6 million for fiscal 2000, due principally to increased domestic sales. Domestic sales increased $1.86 million, or 9.0%, to $22.44 million for fiscal 2001 compared to $20.58 million for fiscal 2000. Sales of speakers increased 36.4% in fiscal 2001 compared to fiscal 2000. The increased sales of speakers were primarily due to sales of AudioSource products. The Company expects sales of AudioSource products will continue to increase as the Company gains additional penetration in certain targeted mass merchandise distribution channels. Sales of electronics and accessories decreased 1.3% and 8.1%, respectively. Sales of electronics to a significant customer were essentially flat from a year ago. International sales decreased $1.39 million, or 19.7%, to $5.66 million for fiscal 2001 compared to $7.05 million for fiscal 2000. The decrease resulted primarily from a 21.7% decrease in sales to Europe and a 32.9% decrease in sales to other international markets, offset in part by a 12.6% increase in sales to Asia. International sales accounted for 20.1% of net sales in fiscal 2001 and 25.5% of net sales in fiscal 2000. The Company expects international sales for fiscal 2002 to remain at levels lower than historically achieved due to current world-wide economic conditions and the strength of the U.S. dollar.

    Gross Profit.  Gross profit decreased to 24.3% of net sales in fiscal 2001 from 27.4% in fiscal 2000. The decrease was primarily due to changes in sales mix as gross margins on sales of AudioSource products are less than gross margins on sales of other Company products. Additionally, closeout discounts on certain older products and start-up costs related to certain new products contributed to the decrease in gross profit.

    Operating Expenses.  Operating expenses increased $1.2 million, or 20.0%, to $7,146,000 in fiscal 2001 compared to $5,953,000 in fiscal 2000. Operating expenses were 25.4% and 21.5% of net sales in fiscal 2001 and fiscal 2000, respectively. Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in operating expenses that are disproportionate to increases in net sales. This policy has resulted in and may continue to result in variations in operating expenses as a percentage of sales from period to period.

    Selling expenses increased $854,000, or 22.8%, to $4.6 million in fiscal 2001 compared to $3.7 million in fiscal 2000. Selling expenses were 16.4% and 13.6% of net sales in fiscal 2001 and fiscal 2000, respectively. The increase was primarily due to increased personnel and consulting expenses in connection with the acquisition of AudioSource and sales incentive programs in connection with sales of AudioSource products.

    General and administrative expenses increased $339,000, or 15.4%, to $2.5 million in fiscal 2001 compared to $2.2 million in fiscal 2000. General and administrative expenses were 9.0% and 8.0% of net sales in fiscal 2001 and fiscal 2000, respectively. The increase in general and administrative expenses was principally due to increased engineering expenses as a result of additional engineering personnel and new product development activities. Additionally, increased professional fees were incurred related to the Company's compliance with the continued listing requirements of The Nasdaq SmallCap Market.

    Other Income (Expense).  Other income (expense) decreased $7,000, or 14.6%, to $44,000 in fiscal 2001 from $51,000 in fiscal 2000. The Company had a gain on sale of equipment and other income of $31,000 for fiscal 2001 compared to other income of $1,000 for fiscal 2000. Interest income decreased $20,000 for fiscal 2001 due to the use of available cash and cash equivalents to acquire certain assets of AudioSource on December 15, 2000. Interest expense increased $17,000 from fiscal 2000 due to the temporary use of the operating line of credit for the acquisition of AudioSource assets and to support working capital requirements related to increased sales activity during the last half of fiscal 2001.

    Net Earnings (Loss).  The decrease in gross profit and increase in operating expenses contributed to a net loss in fiscal 2001 of $162,000, or $0.05 per share—basic and diluted (based on 3.02 million shares outstanding), compared to net earnings of $1.0 million in fiscal 2000, or $0.33 per share—basic and diluted (based on 3.07 million shares outstanding).

Comparison of Fiscal 2000 to Fiscal 1999

    Net Sales.  Net sales decreased $229,000, or 0.8%, to $27.63 million for fiscal 2000 compared to $27.86 million for fiscal 1999, due principally to decreased international sales. Domestic sales increased $186,000, or 0.9%, to $20.6 million for fiscal 2000 compared to $20.4 million for fiscal 1999. International sales decreased $415,000, or 5.6%, to $7,045,000 for fiscal 2000 compared to $7,460,000 for fiscal 1999. International sales accounted for 25.5% and 26.8% of net sales in fiscal 2000 and fiscal 1999, respectively. Sales of electronics increased 4.6% in fiscal 2000 compared to fiscal 1999. Speakers and accessories decreased 6.3% and 8.0%, respectively.

    Gross Profit.  Gross profit increased to 27.4% of net sales in fiscal 2000 from 25.6% in fiscal 1999. The increase in gross profit was primarily due to sales mix and reduced depreciation expense which caused manufacturing overhead to decrease as a percentage of sales.

    Operating Expenses.  Operating expenses increased $345,000, or 6.1%, to $6.0 million in fiscal 2000 compared to $5.6 million in fiscal 1999. Operating expenses were 21.5% and 20.1% of net sales in fiscal 2000 and fiscal 1999, respectively.

    Selling expenses increased $363,000, or 10.7%, to $3.7 million in fiscal 2000 compared to $3.4 million in fiscal 1999. Selling expenses were 13.6% and 12.2% of net sales in fiscal 2000 and fiscal 1999, respectively. The increase in selling expenses was primarily due to increased promotional, advertising and trade show expenses to support sales of existing products and the introduction of new products.

    General and administrative expenses were approximately level at $2.2 million in both fiscal 2000 and fiscal 1999. General and administrative expenses were also 8.0% of net sales in both years.

    Other Income (Expense).  Other income, net of other expenses, increased $149,000, to $51,000 of other income in fiscal 2000 from $97,000 of other expense in fiscal 1999, primarily as a result of increased interest income and decreased interest expense. The increase in interest income was due to a higher average balance of cash equivalents during fiscal 2000. The decrease in interest expense was due to repayment of all short and long-term borrowings in fiscal 1999.

    Net Earnings.  The increase in gross profit, increase in interest income and decrease in interest expense contributed to net earnings in fiscal 2000 of $1.0 million, or $0.33 per share—basic and diluted (based on 3.1 million shares outstanding), compared to net earnings in fiscal 1999 of $854,000, or $0.26 per share—basic and diluted (based on 3.3 million shares outstanding).

Liquidity and Capital Resources

    The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations in fiscal 2001, 2000 and 1999 principally from cash generated from operating activities. Net cash provided by operating activities in fiscal 2001, 2000 and 1999 was $246,000, $1.8 million and $1.7 million, respectively. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practice resulted in low reported cash balances in fiscal 2001.

    Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California. The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market. No liabilities of AudioSource were assumed by the Company. The purchase price was paid from available cash reserves and from a drawdown under the Company's revolving line of credit.

    During fiscal 2001, cash and cash equivalents decreased by $1,653,000 due principally to the AudioSource acquisition. Accounts receivable increased by $42,000 net of amounts acquired from AudioSource due to increased domestic sales during the last half of fiscal 2001, offset in part by decreased international sales. Inventories increased by $1.3 million net of amounts acquired from AudioSource. The increase was primarily due to purchases of finished goods as management expects increased sales of AudioSource products in the first quarter of fiscal 2002. Accounts payable increased $1.1 million due to the increase in finished goods inventories. Accrued expenses increased $310,000 due to sales incentive accruals related to sales of AudioSource products and increased other accrued expenses offset in part by decreased accruals for payroll and benefits. Prepaid expenses increased $39,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Overall, net working capital decreased $640,000 to $9.7 million at September 30, 2001 from $10.4 million at September 30, 2000 due to the AudioSource acquisition and the net loss.

    Capital expenditures were $481,000, $377,000 and $304,000 in fiscal years 2001, 2000 and 1999, respectively. These expenditures related primarily to manufacturing tooling and automation, the acquisition of equipment for use by the Company's administration, engineering and marketing departments and leasehold improvements. The Company does not expect capital expenditures to exceed $500,000 in fiscal 2002, and there are no outstanding commitments for any capital expenditures. The anticipated expenditures will be financed from available cash, cash provided by operations and, if necessary, proceeds from the line of credit.

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

    A $5.0 million revolving operating line of credit is available through January 31, 2002. Interest on the borrowings is equal to the bank's prime lending rate (6.0% at September 30, 2001) or LIBOR plus 1.75%. Borrowings under the line of credit are limited by eligible accounts receivable and inventories, and are subject to certain additional limits. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to tangible net worth. As of September 30, 2001, the Company was eligible to borrow $5.0 million under the line of credit. As of September 30, 2001, borrowings of $1,157,707 were outstanding under the line of credit at a weighted average interest rate of 5.59%. The Company expects to renew the revolving operating line of credit on similar terms prior to January 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of September 30, 2001, the Company had cash and cash equivalents of $1,000 compared to $1,654,000 as of September 30, 2000. When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the

Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

    The Company sells its products and purchases its inventory primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

    The Company borrows from time to time under its revolving line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate or LIBOR plus 1.75%. The Company is not a party to interest rate swaps or caps.

Item 8. Financial Statements and Supplementary Data

    Pages 17 through 30 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    This is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

Item 11. Executive Compensation

    This is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    This is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

Item 13. Certain Relationships and Related Transactions

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
3 (ii) (a)
Amended Restated Bylaws dated December 1, 1999 (incorporated by reference to Exhibit 3 (ii) (a) to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 26, 1999)
4	Articles 2, 5 and 6 of Exhibit 3(i) and Article 6 of Exhibit 3(ii) (a) are incorporated herein by reference
10.1
Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on January 15, 1997)(1)
10.1a	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1(a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))(1)
10.2	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.1(b) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))(1)
10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))
10.4
Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)(1)
10.5
Loan Agreement dated January 29, 2001 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.15 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2000)
10.6
Promissory Note dated January 29, 2001 made by the Company in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2000)
10.7
Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999)(1)
10.8
Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.9
First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)
10.10
6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)
10.11
Nonstatutory Stock Option Agreement dated February 15, 2000 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 26, 2000)(1)
10.12
Asset Purchase Agreement Between AudioSource, Inc. and Phoenix Gold International, Inc. as of December 15, 2000 (incorporated by reference to Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)
10.13
Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Robert A. Brown (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)
10.14
Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)
10.15
Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)
10.16	Letter Amendment dated September 27, 2001 to Loan Agreement dated January 29, 2001 between the Company and U.S. Bank National Association
23.1	Consent of Deloitte & Touche LLP, Independent Auditors
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements
  (b)
  Reports on Form 8-K

    None.

(1)
Management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Phoenix Gold International, Inc.

    We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
November 6, 2001

BALANCE SHEETS

	September 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,002	$1,653,683
Accounts receivable, net	5,343,499	4,170,885
Inventories	7,929,111	5,744,860
Prepaid expenses	267,892	229,049
Deferred taxes	454,000	315,000

Total current assets	13,995,504	12,113,477
Property and equipment, net	849,192	807,139
Goodwill, net	279,807	138,459
Deferred taxes	605,000	610,000
Other assets	447,436	285,127

Total assets	$16,176,939	$13,954,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,157,707	$—
Accounts payable	1,879,542	797,249
Accrued payroll and benefits	402,305	557,099
Accrued customer rebates	331,873	194,317
Other accrued expenses	479,248	152,001
Income taxes payable	13,391	40,910

Total current liabilities	4,264,066	1,741,576
Deferred gain on sale of facility	760,100	858,178
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock;
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, no par value;
Authorized—20,000,000 shares
Issued and outstanding—3,006,945 and 3,026,945 shares	6,511,528	6,550,928
Retained earnings	4,641,245	4,803,520

Total shareholders' equity	11,152,773	11,354,448

Total liabilities and shareholders' equity	$16,176,939	$13,954,202

See Notes to Financial Statements

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2001	2000	1999
Net sales	$28,098,984	$27,630,008	$27,859,218
Cost of sales	21,258,205	20,069,720	20,736,336

Gross profit	6,840,779	7,560,288	7,122,882
Operating expenses:
Selling	4,603,071	3,749,117	3,386,595
General and administrative	2,542,748	2,203,780	2,221,742

Total operating expenses	7,145,819	5,952,897	5,608,337

Income (loss) from operations	(305,040)	1,607,391	1,514,545
Other income (expense):
Interest income	29,958	50,226	8,844
Interest expense	(16,788)	—	(117,821)
Gain on sale of assets and other, net	30,595	994	11,561

Total other income (expense)	43,765	51,220	(97,416)

Earnings (loss) before income taxes	(261,275)	1,658,611	1,417,129
Income tax benefit (expense)	99,000	(658,000)	(563,000)

Net earnings (loss)	$(162,275)	$1,000,611	$854,129

Earnings (loss) per share:
Basic and diluted	$(0.05)	$0.33	$0.26

Average shares outstanding:
Basic and diluted	3,020,132	3,065,206	3,293,758

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Retained Earnings
	Shares	Amount		Total
Balance at September 30, 1998	3,464,745	$7,548,822	$2,948,780	$10,497,602
Purchase of common stock	(230,400)	(392,825)	—	(392,825)
Net earnings	—	—	854,129	854,129

Balance at September 30, 1999	3,234,345	7,155,997	3,802,909	10,958,906
Purchase of common stock	(207,400)	(605,069)	—	(605,069)
Net earnings	—	—	1,000,611	1,000,611

Balance at September 30, 2000	3,026,945	6,550,928	4,803,520	11,354,448
Purchase of common stock	(20,000)	(39,400)	—	(39,400)
Net loss	—	—	(162,275)	(162,275)

Balance at September 30, 2001	3,006,945	$6,511,528	$4,641,245	$11,152,773

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$(162,275)	$1,000,611	$854,129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	572,202	621,198	905,029
Deferred taxes	(134,000)	(10,000)	98,000
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(41,693)	623,914	(506,834)
Inventories	(1,313,766)	(124,025)	1,265,885
Prepaid expenses	(38,843)	(15,372)	(44,056)
Other assets	—	(97,196)	(177,603)
Accounts payable	1,082,293	(277,632)	(706,460)
Accrued expenses	310,009	86,665	(51,671)
Income taxes payable	(27,519)	(40,734)	81,644

Net cash provided by operating activities	246,408	1,767,429	1,718,063
Cash flows from investing activities:
Purchase of AudioSource	(2,536,123)	—	—
Capital expenditures, net	(481,273)	(377,135)	(303,675)
Proceeds from sale of facility	—	—	5,036,912
Exercise of purchase option for facility	—	—	(3,131,857)

Net cash provided by (used in) investing activities	(3,017,396)	(377,135)	1,601,380
Cash flows from financing activities:
Line of credit, net	1,157,707	—	(900,000)
Repayment of long-term obligations	—	—	(1,160,762)
Common stock repurchased	(39,400)	(605,069)	(392,825)

Net cash provided by (used in) financing activities	1,118,307	(2,453,587)	(2,453,587)

Increase (decrease) in cash and cash equivalents	(1,652,681)	785,225	865,856
Cash and cash equivalents, beginning of period	1,653,683	868,458	2,602

Cash and cash equivalents, end of period	$1,002	$1,653,683	$868,458

Supplemental disclosures:
Cash paid for interest	$17,000	$—	$139,000
Cash paid for income taxes	63,000	709,000	460,000

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Three Years Ended September 30, 2001

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business.  Phoenix Gold International, Inc. ("Phoenix Gold" or the "Company") designs, markets and sells electronics, accessories and speakers to the audio market. The Company's products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications. A majority of the electronics and certain accessories are manufactured in Portland, Oregon. Phoenix Gold sells its products primarily in North America, South America, Europe and Asia through selected audio and audio/video specialty dealers and distributors and certain mass merchandisers.

    Reporting Periods.  The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in September. Fiscal year 2001 was 53 weeks. Fiscal years 2000 and 1999 were 52 weeks. For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

    Goodwill.  Goodwill is amortized using the straight-line method over a period of five to twenty years. Accumulated amortization was $292,000 and $248,000 as of September 30, 2001 and 2000. See Prospective Accounting Changes.

    Financial Instruments and Fair Values.  The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments.

    Revenue Recognition.  Revenue is recognized upon shipment of the product, net of related discounts.

    Advertising.  Phoenix Gold expenses advertising as incurred. Advertising expense for the years ended September 30, 2001, 2000 and 1999 was approximately $157,000, $144,000 and $124,000.

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

    Comprehensive Income.  There were no differences between net earnings (loss) and comprehensive income (loss) for the years ended September 30, 2001, 2000 and 1999.

    Segment Information.  Phoenix Gold operates in a single industry segment as described in Note 10.

    New Accounting Pronouncement.  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement required recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective October 1, 2000. Adoption of SFAS No. 133 had no material effect on the financial statements.

    Prospective Accounting Changes.  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 changes the accounting for business combinations by requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not expect adoption of SFAS No. 141 to have a material effect on its financial position or results of operations.

    SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS No. 142. Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value. SFAS No. 142 will be effective for the Company's fiscal year ending September 30, 2003. The Company is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations.

    Reclassification.  During 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-10: Accounting for Shipping and Handling Fees and Costs. Beginning October 1, 2000, the Company adopted EITF 00-10 and classified to net sales all amounts billed to a customer in a sale transaction related to shipping and handling. Net sales and cost of sales amounts reported in prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on previously reported gross profit, net earnings (loss) or shareholders' equity.

Note 2—PURCHASE OF AUDIOSOURCE ASSETS

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

    The Company accounted for the acquisition of assets under the purchase method of accounting and has included the results of operations of the assets since the date acquired. The Company recorded approximately $1.1 million of accounts receivable, $900,000 of finished goods inventories, $56,000 of tangible personal property, $150,000 of intellectual property, $144,000 for the covenant not to compete and $186,000 for goodwill. Depreciation for the tangible personal property is computed using the straight-line method over three years. Amortization for the covenant not to compete is computed using the straight-line method over four years. Amortization for the intellectual property and goodwill is computed using the straight-line method over five years. The amortization of goodwill will be effected by the adoption of SFAS No. 142 (See Note 1).

    The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 2000 or at the beginning of fiscal 2001. The pro forma results give effect to the amortization of intellectual property, goodwill and the covenant not to compete and the effects on interest income, interest expense and income taxes.

	2001	2000
Net sales	$29,446,239	$32,186,613
Net earnings (loss)	(362,933)	581,373
Earnings (loss) per share—basic and diluted	(0.12)	0.19

    The proforma results may not be indicative of the results of operations that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

Note 3—ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

	2001	2000
Accounts receivable	$5,633,499	$4,455,885
Allowance for doubtful accounts	(290,000)	(285,000)

Total accounts receivable, net	$5,343,499	$4,170,885

Note 4—INVENTORIES

    Inventories consist of the following:

	2001	2000
Raw materials and work-in-process	$2,973,815	$2,598,709
Finished goods	4,955,296	3,146,151

Total inventories	$7,929,111	$5,744,860

Note 5—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

	2001	2000
Machinery and equipment	$3,364,582	$3,205,936
Office equipment and furniture	1,588,580	1,638,315
Leasehold improvements	105,414	75,266

	5,058,576	4,919,517
Less accumulated depreciation and amortization	(4,209,384)	(4,112,378)

Total property and equipment, net	$849,192	$807,139

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

Note 6—FINANCING AGREEMENTS

    A $5.0 million revolving operating line of credit is available through January 31, 2002. Interest on the borrowings is equal to the bank's prime lending rate (6.00% at September 30, 2001) or LIBOR plus 1.75%. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits. Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth. As of September 30, 2001, Phoenix Gold was eligible to borrow $5.0 million under the line of credit. As of September 30, 2001, borrowings of $1,157,707 were outstanding under the line of credit at a weighted average interest rate of 5.59%. No borrowings were outstanding under the line of credit as of September 30, 2000.

Note 7—TAXES

    Income tax benefit (expense):

	2001	2000	1999
Current:
Federal	$(31,000)	$(550,000)	$(412,000)
State	(4,000)	(118,000)	(53,000)

Total current	(35,000)	(668,000)	(465,000)
Deferred:
Federal	120,000	9,000	(87,000)
State	14,000	1,000	(11,000)

Total deferred	134,000	10,000	(98,000)

Total	$99,000	$(658,000)	$(563,000)

    Effective income tax rates are as follows:

	2001	2000	1999
Taxes at statutory federal income tax rate	34.0%	(34.0%)	(34.0%)
State taxes, net of federal benefit	4.4	(4.4)	(4.4)
Other, net	(0.5)	(1.3)	(1.3)

Total	37.9%	(39.7%)	(39.7%)

    The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

	2001	2000
Deferred tax liability—depreciation	$(27,000)	$(64,000)
Deferred tax assets:
Accrued expenses	295,000	170,000
Deferred gain on sale of facility	289,000	330,000
Goodwill and other intangibles	343,000	344,000
Inventory valuation	159,000	145,000

Total deferred tax assets	1,086,000	989,000

Net deferred taxes	$1,059,000	$925,000

Current deferred tax asset	$454,000	$315,000
Long-term deferred tax asset	605,000	610,000

Net deferred taxes	$1,059,000	$925,000

Note 8—COMMITMENTS

    Phoenix Gold leases its office, warehouse and manufacturing facility under a ten-year operating lease agreement that expires on June 30, 2009. Terms of the lease include an option to extend the length of the lease for ten additional years.

    Minimum future rentals under operating leases having initial or remaining terms of one year or more are as follows:

September 30,
2002	$551,000
2003	564,000
2004	578,000
2005	593,000
2006	608,000
Thereafter	1,749,000

Total	$4,643,000

    Rent expense under operating leases for the years ended September 30, 2001, 2000 and 1999 was $564,000, $288,000 and $255,000.

Note 9—SHAREHOLDERS' EQUITY AND STOCK OPTION PLAN

    Phoenix Gold's Board of Directors and shareholders adopted and approved a stock option plan (the "Stock Option Plan") on January 27, 1995. Under the Stock Option Plan as amended July 16,

1996, the Board of Directors may grant incentive and nonqualified options to employees, directors and consultants to purchase up to 515,000 shares of common stock.

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

    Information relating to option activity for the Stock Option Plan is set forth below:

		Outstanding Options		Exercisable
	Shares Available for Option	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 30, 1998	125,940	369,315	$4.85	258,383	$4.86
Granted	(2,800)	2,800	3.125
Canceled	42,340	(42,340)	4.72

September 30, 1999	165,480	329,775	4.85	271,508	4.87
Granted	(2,800)	2,800	3.375
Canceled	22,200	(22,200)	4.79

September 30, 2000	184,880	310,375	4.85	278,809	4.87
Granted	(15,000)	15,000	1.281
Canceled	19,200	(19,200)	4.68

September 30, 2001	189,080	306,175	$4.68	288,375	$4.87

    The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.281	15,000	9.3	$1.281	—	$1.281
$3.125 - $3.375	5,600	2.9	3.25	2,800	3.208
$4.00 - $4.75	199,175	3.8	4.66	199,175	4.66
$5.15 - $5.50	85,000	4.1	5.30	85,000	5.30
$11.75	1,400	4.3	11.75	1,400	11.75

	306,175	4.2	$4.68	288,375	$4.87

    At September 30, 2001, nonqualified options to purchase 12,000 shares of common stock were outstanding at exercise prices ranging from $2.063 to $4.63 per share. Such options become exercisable ratably over a three-year period and expire from 2004 to 2007. At September 30, 2001, Phoenix Gold has reserved 507,255 shares of common stock for issuance upon exercise of the stock options.

    Phoenix Gold has elected to continue to account for stock options according to APB Opinion No. 25. However, as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 2001, 2000 and 1999 using the Black-Scholes option pricing model. The weighted average estimated fair value of options granted during 2001, 2000 and 1999 was $1.15, $2.35 and $2.09 per share. The weighted average assumptions used for stock option grants during the years ended September 30, 2001, 2000 and 1999 were a risk free interest rate of 5.00%, 6.75% and 5.00%, an expected dividend yield of 0%, 0% and 0%, an expected life of 8.9 years, 5.0 years and 5.0 years and an expected volatility of 80.6%, 81.8% and 79.0%.

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

    For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. Pro forma net earnings (loss) and earnings (loss) per share is as follows:

	2001	2000	1999
Pro forma net earnings (loss)	$(200,000)	$938,000	$789,000
Pro forma earnings (loss) per share	(0.07)	0.31	0.24

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

    During 1999, Phoenix Gold began acquiring shares of its common stock in connection with a stock repurchase program announced in November 1998. That program authorized the Company to purchase common stock from time-to-time on the open market or pursuant to negotiated transactions at price levels the Company deemed attractive. For the years ended September 30, 2001, 2000 and 1999, Phoenix Gold purchased 20,000 shares of common stock for $39,400, 207,400 shares of common stock for $605,069 and 230,400 shares of common stock for $392,825.

Note 10—SALES AND MAJOR CUSTOMERS

    Phoenix Gold operates in a single industry segment: the design, manufacture and sales of electronics, accessories and speakers for use in the audio market. Net sales by geographic region are as follows:

	2001	2000	1999
United States	$22,440,232	$20,584,830	$20,399,233
International:
Europe	2,119,131	2,707,278	3,746,786
Asia	1,556,817	1,382,724	1,157,670
Other	1,982,804	2,955,176	2,555,529

Total international	5,658,752	7,045,178	7,459,985

Net sales	$28,098,984	$27,630,008	$27,859,218

    One customer accounted for 10.4% and 10.7% of the Company's net sales during the years ended September 30, 2001 and 2000. No customer accounted for 10% or more of the Company's net sales during the year ended September 30, 1999. As of September 30, 2001 no customer accounted for 10%

or more of net accounts receivable. As of September 30, 2000, one customer accounted for approximately 22.2% of net accounts receivable. As of September 30, 2001 and 2000, approximately 24.2% and 37.1% of net accounts receivable is attributable to export sales.

Note 11—BENEFIT PLAN

    Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997, which covers substantially all employees. Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations. The Company matches 100% of employee contributions up to $750 of each participating employee's compensation. The matching contribution expense was $45,000, $58,000 and $63,000 for the years ended September 30, 2001, 2000 and 1999.

    The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. No profit sharing expense was approved for the years ended September 30, 2001, 2000 and 1999.

QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of operating results by quarter for the years ended September 30, 2001 and 2000:

2001 quarter ended	December 31	March 31	June 30	September 30	Total
Net sales	$5,630,957	$6,045,836	$7,824,959	$8,597,232	$28,098,984
Gross profit	1,353,543	1,405,050	2,046,793	2,035,393	6,840,779
Net earnings (loss)	6,003	(156,882)	19,548	(30,944)	(162,275)
Earnings (loss) per share	0.00	(0.05)	0.01	(0.01)	(0.05)
2000 quarter ended
Net sales	$6,975,646	$6,588,249	$7,132,553	$6,933,560	$27,630,008
Gross profit	1,800,769	1,883,631	2,075,526	1,800,362	7,560,288
Net earnings	211,973	240,610	363,504	184,524	1,000,611
Earnings per share	0.07	0.08	0.12	0.06	0.33

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.
By:	/s/ KEITH A. PETERSON Keith A. Peterson Chairman, President and Chief Executive Officer
Date:	December 20, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KEITH A. PETERSON Keith A. Peterson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2001
/s/ TIMOTHY G. JOHNSON Timothy G. Johnson	Executive Vice President, Chief Operating Officer and Director	December 20, 2001
/s/ JOSEPH K. O'BRIEN Joseph K. O'Brien	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 20, 2001
/s/ ROBERT A. BROWN Robert A. Brown	Director	December 20, 2001
/s/ EDWARD A. FOEHL Edward A. Foehl	Director	December 20, 2001
/s/ FRANK G. MAGDLEN Frank G. Magdlen	Director	December 20, 2001

EXHIBIT INDEX

Exhibit	Description	Page
10.16	Letter Amendment dated September 27, 2001 to Loan Agreement dated January 29, 2001 between the Company and U.S. Bank National Association	33
23.1	Consent of Deloitte & Touche LLP, Independent Auditors	35
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements	36

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
BALANCE SHEETS
STATEMENTS OF OPERATIONS
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF SHAREHOLDERS' EQUITY
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS Three Years Ended September 30, 2001
SIGNATURES
EXHIBIT INDEX