Form 10-Q
period 2001-12-30
PHOENIX GOLD INTERNATIONAL INC
filed 2002-02-13
CIK 943032

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001,

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        There were 3,006,945 shares of the issuer's common stock outstanding as of January 31, 2002.

PHOENIX GOLD INTERNATIONAL, INC.

Form 10-Q for the Quarter Ended December 31, 2001

INDEX

		Page

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets at December 31, 2001 and September 30, 2001 (unaudited)	3
	Statements of Earnings for the Three Months Ended December 31, 2001 and 2000 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
SIGNATURES		12
INDEX TO EXHIBITS		13

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2001	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$574,162	$1,002
Accounts receivable, net	3,839,345	5,343,499
Inventories	7,513,207	7,929,111
Prepaid expenses	384,042	267,892
Deferred taxes	464,000	454,000

Total current assets	12,774,756	13,995,504
Property and equipment, net	877,034	849,192
Goodwill, net	267,424	279,807
Deferred taxes	605,000	605,000
Other assets	411,931	447,436

Total assets	$14,936,145	$16,176,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,000,000	$1,157,707
Accounts payable	914,183	1,879,542
Accrued payroll and benefits	458,407	402,305
Accrued customer rebates	215,562	331,873
Other accrued expenses	438,122	479,248
Income taxes payable	14,991	13,391

Total current liabilities	3,041,265	4,264,066
Deferred gain on sale of facility	735,582	760,100
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock;
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, no par value;
Authorized—20,000,000 shares Issued and outstanding—3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,647,770	4,641,245

Total shareholders' equity	11,159,298	11,152,773

Total liabilities and shareholders' equity	$14,936,145	$16,176,939

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31,
	2001	2000
Net sales	$6,987,716	$5,630,957
Cost of sales	5,412,024	4,277,414

Gross profit	1,575,692	1,353,543
Operating expenses:
Selling	905,338	795,467
General and administrative	645,714	577,778

Total operating expenses	1,551,052	1,373,245

Income (loss) from operations	24,640	(19,702)
Other income (expense):
Interest income	572	28,837
Interest expense	(14,687)	(2,832)
Other income, net	—	3,700

Total other income (expense)	(14,115)	29,705

Earnings before income taxes	10,525	10,003
Income tax expense	(4,000)	(4,000)

Net earnings	$6,525	$6,003

Earnings per share—basic and diluted	$0.00	$0.00

Average shares outstanding—basic and diluted	3,006,945	3,026,945

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net earnings	$6,525	$6,003
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	132,529	159,031
Deferred taxes	(10,000)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	1,504,154	980,236
Inventories	415,904	(301,481)
Prepaid expenses	(116,150)	(139,500)
Accounts payable	(965,359)	171,192
Accrued expenses	(101,335)	(58,916)
Income taxes payable	1,600	(20,999)

Net cash provided by operating activities	867,868	755,566
Cash flows from investing activities:
Capital expenditures, net	(137,001)	(139,043)
Purchase of AudioSource assets	—	(2,536,123)

Net cash used in investing activities	(137,001)	(2,675,166)
Cash flows from financing activities:
Line of credit, net	(157,707)	345,338

Net cash provided by (used in) financing activities	(157,707)	345,338

Increase (decrease) in cash and cash equivalents	573,160	(1,574,262)
Cash and cash equivalents, beginning of period	1,002	1,653,683

Cash and cash equivalents, end of period	$574,162	$79,421

Supplemental disclosure:
Cash paid for interest	$15,000	$3,000
Cash paid for income taxes	$12,000	$65,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1—UNAUDITED FINANCIAL STATEMENTS

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2001 and the results of its operations and its cash flows for the three-month periods ended December 31, 2001 and 2000.

Note 2—REPORTING PERIODS

        The Company's fiscal year is the 52-week or 53-week period ending the last Sunday in September. Fiscal 2002 is a 52-week year and all quarters are 13-week periods. Fiscal 2001 was a 53-week year. The quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001 were a 14-week period, 12-week period, 13-week period and a 14-week period, respectively. For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.

Note 3—INVENTORIES

        Inventories are stated at the lower of cost or market and consist of the following:

	December 31, 2001	September 30, 2001
Raw materials and work-in-process	$3,001,946	$2,973,815
Finished goods and supplies	4,511,261	4,955,296

Total inventories	$7,513,207	$7,929,111

Note 4—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31, 2001	September 30, 2001
Machinery and equipment	$3,439,900	$3,364,582
Office equipment and furniture	1,600,649	1,588,580
Leasehold improvements	155,028	105,414

	5,195,577	5,058,576
Less accumulated depreciation and amortization	(4,318,543)	(4,209,384)

Total property and equipment, net	$877,034	$849,192

Note 5—LINE OF CREDIT

        During January 2002, the Company extended its revolving operating line of credit through March 31, 2002 on terms similar to those contained in the prior agreement. As of December 31, 2001, the Company was eligible to borrow $4.6 million under the line of credit. Borrowings of $1,000,000 were outstanding under the line of credit as of that date at an interest rate of 4.35%. The Company is presently negotiating the renewal of its revolving operating line of credit for a new one-year term and expects to have the new line of credit agreement in place prior to March 31, 2002.

Note 6—PROSPECTIVE ACCOUNTING PRONOUNCEMENT

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the provisions of this Statement will not have a material effect on the Company's financial statements.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company's common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which exhibit is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

Results of Operations

        Net sales increased $1.4 million, or 24.1%, to $7.0 million for the three months ended December 31, 2001 compared to $5.6 million for the three months ended December 31, 2000 due to increased domestic sales. Domestic sales increased $1.4 million, or 33.0%, to $5.7 million for the three months ended December 31, 2001 compared to $4.3 million for the three months ended December 31, 2000. Sales of electronics to a significant domestic customer increased $298,000, or 47.5%, to $925,000 for the three months ended December 31, 2001 compared to $627,000 for the comparable period in fiscal 2001. Additionally, sales of speakers to a domestic OEM customer increased during the quarter. Purchase orders by these customers may fluctuate significantly from quarter to quarter. Sales of electronics and speakers increased 8.9% and 185.6%, respectively for the three months ended December 31, 2001 compared to the corresponding quarter in fiscal 2001. The increased sales of speakers were primarily due to sales of AudioSource products. Sales of accessories decreased 16.1%.

        International sales were essentially flat from a year ago at $1.3 million for the three months ended December 31, 2001 and 2000. International sales represented 18.2% and 23.7% of total net sales for the three months ended December 31, 2001 and 2000, respectively. The Company expects international sales for fiscal 2002 to remain at levels lower than historically achieved.

        Gross profit decreased to 22.5% from 24.0% of net sales for the three months ended December 31, 2001 and 2000, respectively, primarily due to changes in sales mix as gross margins on sales of AudioSource products are less than gross margins on sales of other Company products.

        Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $178,000, or 12.9%, to $1,551,000 for the three months ended December 31, 2001 compared to $1,373,000 for the three months ended December 31, 2000. Operating expenses were 22.2% and 24.4% of net sales in the respective three-month periods.

        Selling expenses increased $110,000, or 13.8%, to $905,000 for the three months ended December 31, 2001 compared to $795,000 for the comparable 2000 period. Selling expenses were 13.0% and 14.1% of net sales in the respective three-month periods. The increased selling expenses in dollar amount were due to increased personnel and consulting expenses in connection with the acquisition of

AudioSource and sales incentive programs in connection with sales of AudioSource products. AudioSource was acquired on December 15, 2000.

        General and administrative expenses increased $68,000, or 11.8%, to $646,000 for the three months ended December 31, 2001 compared to $578,000 for the comparable fiscal 2001 period. General and administrative expenses were 9.2% and 10.3% of net sales in the respective three-month periods. The increased general and administrative expenses were primarily due to increased engineering expenses as a result of additional engineering personnel and new product development activities, and increased amortization expense for the trademarks, noncompete agreement and goodwill associated with the AudioSource acquisition.

        Other income (expense) decreased by $44,000 to $14,000 of other expense for the three months ended December 31, 2001 compared to $30,000 of other income for the three months ended December 31, 2000. The decrease in other income (expense) was due the reduction of interest income earned from cash equivalents invested prior to the acquisition of AudioSource assets on December 15, 2000. Additionally, interest expense increased due to increased average balances outstanding under the line of credit.

        Net earnings were $6,000, or $0.00 per share—basic and diluted (based on 3.01 million shares outstanding), for the three months ended December 31, 2001, compared to net earnings of $6,000, or $0.00 per share—basic and diluted (based on 3.03 million shares outstanding) for the three months ended December 31, 2000. Increased sales and gross profits were offset by increased operating expenses and reduced other income which resulted in essentially flat net earnings. The Company is in process of implementing its new sales and marketing organization and plans. On November 28, 2001, the Company hired a new Vice-President of Sales and Marketing.

Liquidity and Capital Resources

        The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the first quarter of fiscal 2002 from cash generated from operating activities. Net cash provided by operating activities was $868,000 for the three months ended December 31, 2001. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practice resulted in low reported cash balances in fiscal 2001.

        Cash and cash equivalents increased by $573,000 during the three months ended December 31, 2001 due principally to collections of outstanding accounts receivables and reduction in finished goods inventories. Accounts receivable decreased by $1.5 million during the first quarter of fiscal 2002 due to a decrease in sales in the first fiscal quarter of 2002 compared to the fourth quarter of fiscal 2001. Inventories decreased by $416,000 during the first quarter of fiscal 2002 due to increased sales of AudioSource products which management began acquiring late in the prior fiscal year. Prepaid expenses increased $116,000 during the three months ended December 31, 2001 primarily due to trade show deposits and insurance costs incurred at the beginning of the Company's fiscal year. Accounts payable decreased $965,000 during the first quarter of fiscal 2002 due to the decrease in inventories and timing of payment due dates. Accrued expenses decreased $101,000 due to payment of sales incentive accruals. Overall, net working capital was essentially flat at $9.7 million.

        The Company invested $137,000 in capital expenditures in the three months ended December 31, 2001. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2002 will not exceed $400,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

        During January 2002, the Company extended its revolving operating line of credit through March 31, 2002 on terms similar to those contained in the prior agreement. As of December 31, 2001, the Company was eligible to borrow $4.6 million under the line of credit. Borrowings of $1,000,000 were outstanding under the line of credit as of that date at an interest rate of 4.35%. The Company is presently negotiating the renewal of its revolving operating line of credit on similar terms for a one-year term and expects to have the new line of credit agreement in place prior to March 31, 2002.

Item 3:    Quantitative and Qualitative Disclosure About Market Risk

        The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of December 31, 2001, the Company had cash and cash equivalents of $574,000 compared to $1,000 as of September 30, 2001. When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

        The Company sells its products and purchases its inventory primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

        The Company borrows from time to time under its revolving operating line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate or LIBOR plus 1.75%. The Company is not a party to interest rate swaps or caps.

PART II.    OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

        (a)  Exhibits
10.17    Amendment dated January 25, 2002 to Loan Agreement and Note dated January 29, 2001 between the Company and U.S. Bank National Association

        (b)  Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.
Dated: February 13, 2002	/s/ JOSEPH K. O'BRIEN Joseph K. O'Brien Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Page
10.17	Amendment dated January 25, 2002 to Loan Agreement and Note dated January 29, 2001 between the Company and U.S. Bank National Association	14

QuickLinks

PHOENIX GOLD INTERNATIONAL, INC. Form 10-Q for the Quarter Ended December 31, 2001
INDEX
PART I. FINANCIAL INFORMATION
PHOENIX GOLD INTERNATIONAL, INC. BALANCE SHEETS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF EARNINGS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS (Unaudited)
PHOENIX GOLD INTERNATIONAL, INC. Notes to Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS