Form 10-Q
period 2002-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 2002-05-14
CIK 943032

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 3,006,945 shares of the issuer's common stock outstanding as of April 30, 2002.

PHOENIX GOLD INTERNATIONAL, INC.
Form 10-Q for the Quarter Ended March 31, 2002

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$145,044	$1,002
Accounts receivable, net	4,572,537	5,343,499
Inventories	6,496,186	7,929,111
Prepaid expenses	362,383	267,892
Deferred taxes	506,000	454,000

Total current assets	12,082,150	13,995,504
Property and equipment, net	831,846	849,192
Goodwill, net	255,042	279,807
Deferred taxes	608,000	605,000
Other assets	376,425	447,436

Total assets	$14,153,463	$16,176,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$—	$1,157,707
Accounts payable	890,599	1,879,542
Accrued payroll and benefits	355,667	402,305
Accrued customer rebates	347,809	331,873
Other accrued expenses	488,402	479,248
Income taxes payable	115,991	13,391

Total current liabilities	2,198,468	4,264,066
Deferred gain on sale of facility	711,062	760,100
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock;
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, no par value;
Authorized—20,000,000 shares
Issued and outstanding—3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,732,405	4,641,245

Total shareholders' equity	11,243,933	11,152,773

Total liabilities and shareholders' equity	$14,153,463	$16,176,939

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2002	2001	2002	2001
Net sales	$7,993,865	$5,956,699	$14,854,110	$11,483,859
Cost of sales	6,126,661	4,640,786	11,538,685	8,918,200

Gross profit	1,867,204	1,315,913	3,315,425	2,565,659
Operating expenses:
Selling	1,032,058	961,651	1,809,925	1,653,321
General and administrative	695,606	606,609	1,341,320	1,184,387

Total operating expenses	1,727,664	1,568,260	3,151,245	2,837,708

Income (loss) from operations	139,540	(252,347)	164,180	(272,049)
Other income (expense):
Interest income	546	193	1,118	29,030
Interest expense	(1,983)	(3,732)	(16,670)	(6,564)
Other income, net	2,532	4	2,532	3,704

Total other income (expense)	1,095	(3,535)	(13,020)	26,170

Earnings (loss) before income taxes	140,635	(255,882)	151,160	(245,879)
Income tax benefit (expense)	(56,000)	99,000	(60,000)	95,000

Net earnings (loss)	$84,635	$(156,882)	$91,160	$(150,879)

Earnings (loss) per share: basic and diluted	$0.03	$(0.05)	$0.03	$(0.05)

Average shares outstanding:
Basic	3,006,945	3,026,945	3,006,945	3,026,945

Diluted	3,007,563	3,026,945	3,006,945	3,026,945

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$91,160	$(150,879)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	267,995	305,100
Deferred taxes	(55,000)	(85,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	770,962	1,490,328
Inventories	1,432,925	(35,070)
Prepaid expenses	(94,491)	(145,438)
Accounts payable	(988,943)	(135,805)
Accrued expenses	81,052	(95,176)

Net cash provided by operating activities	1,505,660	1,148,060
Cash flows from investing activities:
Capital expenditures, net	(203,911)	(264,619)
Purchase of AudioSource assets	—	(2,536,123)

Net cash used in investing activities	(203,911)	(2,800,742)
Cash flows from financing activities:
Line of credit, net	(1,157,707)	—

Net cash used in financing activities	(1,157,707)	—

Increase (decrease) in cash and cash equivalents	144,042	(1,652,682)
Cash and cash equivalents, beginning of period	1,002	1,653,683

Cash and cash equivalents, end of period	$145,044	$1,001

Supplemental disclosures:
Cash paid for interest	$17,000	$6,000
Cash paid for income taxes	12,000	65,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
Notes to Financial Statements
(Unaudited)

Note 1—UNAUDITED FINANCIAL STATEMENTS

        Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2002 and the results of its operations for the three- and six-month periods ended March 31, 2002 and 2001 and its cash flows for the six-months ended March 31, 2002 and 2001.

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

Note 3—RECLASSIFICATION

        During November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense. Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on previously reported operating income (loss), net earnings (loss) or shareholders' equity.

        Selling allowances of approximately $220,000 and $347,000 for the three- and six-month periods ended March 31, 2002 were classified as reductions of sales. Selling allowances of approximately $89,000 and $193,000 for the three- and six-month periods ended March 31, 2001 were reclassified as reductions of sales from selling expenses. Selling allowances of approximately $901,000, $635,000, $630,000 and $675,000 for the years ended September 30, 2001, 2000, 1999 and 1998 were also reclassified as reductions of sales from selling expenses.

Note 4—INVENTORIES

        Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2002	September 30, 2001
Raw materials and work-in-process	$2,948,525	$2,973,815
Finished goods and supplies	3,547,661	4,955,296

Total inventories	$6,496,186	$7,929,111

Note 5—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	March 31, 2002	September 30, 2001
Machinery and equipment	$3,478,751	$3,364,582
Office equipment and furniture	1,628,708	1,588,580
Leasehold improvements	155,028	105,414

	5,262,487	5,058,576
Accumulated depreciation and amortization	(4,430,641)	(4,209,384)

Total property and equipment, net	$831,846	$849,192

Note 6—LINE OF CREDIT

        During March 2002, the Company renewed its revolving operating line of credit through January 2003. Terms of the new revolving line of credit agreement provide for borrowings up to $3.5 million at the bank's prime lending rate. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits, and are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth. As of March 31, 2002, the Company was eligible to borrow $3.5 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

Note 7—PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statement on Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS No. 142. Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value. SFAS No. 142 will be effective for the Company's fiscal year beginning October 1, 2002. Management is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations. For the three-and six-month periods ended March 31, 2002, the Company recorded amortization expense of $12,383 and $24,765 related to goodwill.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company's fiscal year beginning October 1, 2002. Management believes the adoption of this Statement will not have a material effect on the Company's financial statements.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        All statements in this report that are not statements of historical results should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company. Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; the need to introduce new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company's dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company's common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2001 which exhibit is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update its forward-looking statements.

Critical Accounting Policies and Estimates

        The Company's accounting policies are disclosed it its 2001 Annual Report on Form 10-K. There have been no material changes to these policies during the six months ended March 31, 2002. The more significant of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory and accounts receivable.

Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price is fixed and determinable; and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company also offers certain of its customers the right to return products that do not meet the standards agreed with the customer. The Company records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company may not continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse effect on the Company's operating results for the period or periods in which such returns materialize.

        The Company also provides for certain sales allowances which include sales rebates and co-op advertising incentives. The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. If the historical data the Company uses to calculate these estimates do not properly reflect future sales allowances, revenue could be misstated.

        Products sold are covered by a warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase accordingly and result in decreased gross profit.

Accounts Receivable

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts receivable net of an allowance for doubtful accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved. The same technique used to compute this allowance at September 30, 2001 has been used throughout the first six months of fiscal 2002. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Inventory

        The Company values inventory at the lower of cost or market. Cost is determined using the average cost method. Our customers may cancel their orders or change purchase volumes. Any of these, or certain additional actions, could create excess inventory levels which would affect the valuation of our inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by our customers that could affect the value of our inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next year. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Results of Operations

        Net sales increased $2,037,000, or 34.2%, to $8.0 million for the three months ended March 31, 2002 from $6.0 million for the three months ended March 31, 2001 due principally to increased domestic and international sales. Domestic sales increased $1,777,000, or 37.7%, to $6.5 million for the three months ended March 31, 2002 compared to $4.7 million for the three months ended March 31, 2001. Sales of electronics, speakers and accessories increased 35.6%, 76.5% and 15.7%, respectively, for the three months ended March 31, 2002 compared to the corresponding quarter in fiscal 2001. Sales of electronics increased primarily due to sales to a significant customer. Sales to the significant customer increased $830,000, or 155.6%, to $1.4 million for the three months ended March 31, 2002 compared to $533,000 for the three months ended March 31, 2001. Sales of speakers increased primarily due to sales of AudioSource products. International sales increased $260,000, or 20.9%, to $1.5 million from $1.2 million in the comparable 2001 period. The increase resulted primarily from a 9.3% increase in sales to Europe, a 10.0% increase in sales to Asia and a 49.4% increase in sales to other international markets. International sales represented 18.8% and 20.9% of net sales for the three months ended March 31, 2002 and 2001, respectively.

        Net sales for the six months ended March 31, 2002 increased $3.4 million, or 29.3%, to $14.9 million from $11.5 million for the six months ended March 31, 2001 due to increased domestic and international sales and increased sales to a significant customer. Domestic sales increased $3.2 million, or 35.6%, to $12.1 million for the six months ended March 31, 2002 compared to $8.9 million for the six months ended March 31, 2001. Sales of electronics to a significant customer increased $1.1 million, or 97.3%, to $2.3 million for the six months ended March 31, 2002 compared to $1.2 million for the comparable period in fiscal 2001. For the six months ended March 31, 2002, international sales increased 7.7% to $2.8 million from $2.6 million in the comparable 2001 period. The increase resulted primarily from a 6.0% increase in sales to Asia and a 40.5% increase in sales to other international markets offset in part by a 15.2% decrease in sales to Europe. International sales represented 18.7% and 22.4% of net sales for the six months ended March 31, 2002 and 2001, respectively. The Company continues to implement its new sales and marketing organization and plans.

        Because of the nature of the Company's products, the largest customers have historically tended to be large domestic retailers, and domestic and international distributors. The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers. The Company's failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company. The Company had one customer during fiscal 2001 and 2000 that accounted for more than 10% of net sales. The Company has one customer during the six months ended March 31, 2002 that accounted for more than 10% of net sales. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company's sales volume and profitability.

        Gross profit increased to 23.4% of net sales for the three months ended March 31, 2002 from 22.1% for the three months ended March 31, 2001. Gross profit was unchanged at 22.3% of net sales for the six months ended March 31, 2002 and 2001. The increase for the three months ended March 31, 2002 was primarily due to increased sales volume, which caused fixed labor and manufacturing overhead to decrease as a percentage sales, offset in part by sales mix. Due to the range of products that the Company sells, the product sales mix can produce a range of profit margins. Some markets in which the Company operates produce lower profit margins than others.

        Operating expenses consist of selling, general and administrative expenses. Total operating expenses increased $159,000, or 10.2%, to $1,728,000 for the three months ended March 31, 2002 compared to $1,568,000 for the three months ended March 31, 2001. Operating expenses were 21.6% and 26.3% of net sales in the respective three-month periods. Operating expenses increased $314,000, or 11.0%, to $3,151,000 for the six months ended March 31, 2002 compared to $2,838,000 for the comparable period in fiscal 2001. Operating expenses were 21.2% and 24.7% of net sales in the respective six-month periods.

        Selling expenses increased $70,000, or 7.3%, to $1,032,000 for the three months ended March 31, 2002 compared to $962,000 for the comparable 2001 period. Selling expenses were 12.9% and 16.1% of net sales in the respective three-month periods. Selling expenses increased $157,000, or 9.5%, to $1,810,000 for the first half of fiscal 2002 from $1,653,000 for the first half of fiscal 2001. Selling expenses were 12.2% and 14.4% of net sales in the respective six month periods. The increased selling expenses were due to increased personnel and payroll expenses, and commissions paid to independent representatives selling the Company's products.

        General and administrative expenses increased $89,000, or 14.7%, to $696,000 for the three months ended March 31, 2002 compared to $607,000 for the comparable 2001 period. General and administrative expenses were 8.7% and 10.2% of net sales in the respective three-month periods. General and administrative expenses increased $157,000, or 13.3%, in the first half of fiscal 2002 to $1,341,000, compared to $1,184,000 for the first half of fiscal 2001. General and administrative expenses were 9.0% and 10.3% of net sales in the respective six-month periods. The increased general and administrative expenses were primarily due to increased engineering expenses related to new product development activities.

        Other income (expense) increased by $5,000 to $1,000 of other income for the three months ended March 31, 2002, compared to $4,000 of other expense for the three months ended March 31, 2001. Other income (expense) decreased by $39,000 to $13,000 of other expense for the first half of fiscal 2002 compared to $26,000 of other income for the first half of fiscal 2001. The increase in other income for the three months ended March 31, 2002 was due to the reduction of interest expense due to reduced average amounts outstanding under the line of credit and reduced interest rates on the outstanding borrowings. The decrease of other income for the six months ended March 31, 2002 was due to decreased interest income from cash equivalents invested prior to the acquisition of certain AudioSource assets on December 15, 2000.

        Tax expense was $56,000 and $60,000 for the three- and six-month periods ended March 31, 2002 due to the earnings before income taxes in the respective three- and six-month periods. For the three- and six-month periods ended March 31, 2001, the tax benefit was $99,000 and $95,000 due to a loss before income taxes in the respective periods. Deferred taxes of $506,000 and $608,000 are recorded as current and long-term assets at March 31, 2002 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

        Net earnings were $85,000, or $0.03 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2002, compared to a net loss of $157,000, or $0.05 per share—basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2001. Net earnings were $91,000, or $0.03 per share—basic and diluted (based on 3.0 million shares outstanding), for the six months ended March 31, 2002, compared to a net loss of $151,000, or $0.05 per share—basic and diluted (based on 3.0 million shares outstanding), for the comparable 2001 period. Net earnings increased due to increased sales and gross profit.

Liquidity and Capital Resources

        The Company's primary needs for funds are for working capital and, to a lesser extent, for capital expenditures. The Company financed its operations during the six months ended March 31, 2002 from cash generated from operating activities and borrowings under its revolving line of credit. Net cash provided by operating activities was $1.5 million for the six months ended March 31, 2002. When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit. When cash flow from operations exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practice resulted in low reported cash balances in fiscal 2001.

        The Company's primary source of liquidity over the past six months has been operating cash flows and borrowings under the revolving line of credit. The Company's future cash flows from operations are dependent upon, but not limited to:

  •
  the ability of the Company to attract new and retain existing customers,

  •
  the volume of sales for these customers, the loss of business of one or more primary customer,

  •
  changes in sales mix,

  •
  changes in general economic conditions,

  •
  management's effectiveness in managing the manufacturing process, and

  •
  the ability to collect in full and in a timely manner amounts due to the Company.

        Cash and cash equivalents increased by $144,000 during the six months ended March 31, 2002 due principally to net earnings. Accounts receivable decreased by $771,000 due to collections of the accounts receivable and decreased sales during the first half of fiscal 2002 as compared to sales during the last half of fiscal 2001. Inventories decreased by $1.4 million due to sales of finished goods acquired late in fiscal 2001 to support anticipated higher sales in the first half of fiscal 2002. Prepaid expenses increased $94,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company's fiscal year. Accounts payable decreased $989,000 due to the decrease in inventories and timing of payment due dates. Accrued expenses increased $81,000 due to increased accrued income taxes payable at March 31, 2002. Overall, net working capital increased $152,000 during the first half of fiscal 2002 due to net earnings.

        The Company has had significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these account receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken write-offs relating to accounts receivable. The failure of the Company's customers to pay in a timely manner or in full amounts due to the Company could affect future liquidity and profitability.

        The Company made capital expenditures of $204,000 during the six months ended March 31, 2002. Management anticipates that discretionary capital expenditures for the remainder of fiscal 2002 will be approximately $300,000. These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

        During March 2002, the Company renewed its revolving operating line of credit through January 2003. Terms of the new revolving line of credit agreement provide for borrowings up to $3.5 million at the bank's prime lending rate. Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits, and are secured by cash and cash equivalents, accounts receivable and inventories. The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth. As of March 31, 2002, the Company was eligible to borrow $3.5 million under the line of credit. No borrowings were outstanding under the line of credit as of that date.

        The Company has disclosed information pertaining to obligations and commitments to make future cash payments in the financial statements contained in its 2001 Annual Report on Form 10-K, note 8.

Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS No. 142. Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value. SFAS No. 142 will be effective for the Company's fiscal year beginning October 1, 2002. Management is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations. For the three- and six-month periods ended March 31, 2002, the Company recorded amortization expense of $12,383 and $24,765 related to goodwill.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company's fiscal year beginning October 1, 2002. Management believes the adoption of this Statement will not have a material effect on the Company's financial statements.

        During November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense. Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on previously reported operating income (loss), net earnings (loss) or shareholders' equity.

        Selling allowances of approximately $220,000 and $347,000 for the three- and six-month periods ended March 31, 2002 were classified as reductions of sales. Selling allowances of approximately $89,000 and $193,000 for the three- and six-month periods ended March 31, 2001 were reclassified as reductions of sales from selling expenses. Selling allowances of approximately $901,000, $635,000, $630,000 and $675,000 for the years ended September 30, 2001, 2000, 1999 and 1998 were also reclassified as reductions of sales from selling expenses.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of March 31, 2002, the Company had cash and cash equivalents of $145,000 compared to $1,000 as of September 30, 2001. When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

        The Company sells its products and purchases its inventories primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

        The Company borrows from time to time under its revolving line of credit. Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate. The Company is not a party to interest rate swaps or caps.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders on February 12, 2002. Voting common shareholders took the following actions at the meeting:

        1.    The shareholders elected the following nominees to the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non-votes
Keith A. Peterson	2,457,521	501,830	0	0
Timothy G. Johnson	2,457,521	501,830	0	0
Robert A. Brown	2,457,521	501,830	0	0
Edward A. Foehl	2,457,521	501,830	0	0
Frank G. Magdlen	2,457,521	501,830	0	0

        2.    The shareholders voted to ratify management's selection of auditors for fiscal 2002 by the affirmative vote of 2,948,776 shares, with 10,575 shares voting against ratification and no shares abstaining. There were no broker non-votes with respect to this proposition.

        3.    The shareholders did not approve a shareholder proposal related to cumulative voting with 2,131,838 shares voting against the proposal, 556,725 shares voting in favor of the proposal, 5,359 shares abstaining and 265,429 shares not voted.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.18	Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Robert A. Brown
10.19	Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Edward A. Foehl
10.20	Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Frank G. Magdlen
10.21	Revolving Credit Agreement dated March 15, 2002 between the Company and U.S. Bank National Association
10.22	Revolving Credit Note dated March 15, 2002 made by the Company in favor of U.S. Bank National Association
  (b)
  Reports on Form 8-K

      None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.

/s/ JOSEPH K. O'BRIEN Joseph K. O'Brien Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Dated: May 14, 2002

INDEX TO EXHIBITS

Exhibit		Page
10.18	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Robert A. Brown	17
10.19	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Edward A. Foehl	21
10.20	Nonstatutory Stock Option Agreement dated February 13, 2001 Between the Company and Frank G. Magdlen	25
10.21	Revolving Credit Agreement dated March 15, 2002 between the Company and U.S. Bank National Association	29
10.22	Revolving Credit Note dated March 15, 2002 made by the Company in favor of U.S. Bank National Association	45

QuickLinks

PHOENIX GOLD INTERNATIONAL, INC. Form 10-Q for the Quarter Ended March 31, 2002 INDEX
PART I. FINANCIAL INFORMATION
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