Form 10-Q
period 2002-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 2002-08-14
CIK 943032

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25866

PHOENIX GOLD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-1066325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9300 NORTH DECATUR STREET, PORTLAND, OREGON	97203
(Address of principal executive offices)	(Zip code)

(503) 286-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

There were 3,006,945 shares of the issuer’s common stock outstanding as of July 31, 2002.

PHOENIX GOLD INTERNATIONAL, INC.

Form 10-Q for the Quarter Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2002	September 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$239,982	$1,002
Accounts receivable, net	4,992,125	5,343,499
Inventories	6,692,436	7,929,111
Prepaid expenses	265,108	267,892
Deferred taxes	560,000	454,000
Total current assets	12,749,651	13,995,504

Property and equipment, net	822,992	849,192
Goodwill, net	242,659	279,807
Deferred taxes	604,000	605,000
Other assets	347,578	447,436
Total assets	$14,766,880	$16,176,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$1,157,707
Accounts payable	782,205	1,879,542
Accrued payroll and benefits	524,372	402,305
Accrued customer rebates	583,229	331,873
Other accrued expenses	573,266	479,248
Income taxes payable	158,962	13,391
Total current liabilities	2,622,034	4,264,066

Deferred gain on sale of facility	686,543	760,100

Commitments and contingencies

Shareholders’ equity:
Preferred stock; Authorized – 5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized – 20,000,000 shares Issued and outstanding – 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,946,775	4,641,245
Total shareholders’ equity	11,458,303	11,152,773
Total liabilities and shareholders’ equity	$14,766,880	$16,176,939

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2002	2001	2002	2001

Net sales	$8,063,132	$7,402,182	$22,917,242	$18,886,041

Cost of sales	6,007,312	5,778,166	17,545,997	14,696,366

Gross profit	2,055,820	1,624,016	5,371,245	4,189,675

Operating expenses:
Selling	1,043,935	1,014,875	2,853,860	2,668,196
General and administrative	656,516	605,421	1,997,836	1,789,808

Total operating expenses	1,700,451	1,620,296	4,851,696	4,458,004

Income (loss) from operations	355,369	3,720	519,549	(268,329)

Other income (expense):
Interest income	2,001	406	3,119	29,436
Interest expense	—	(977)	(16,670)	(7,541)
Gain on sale of equipment and other, net	—	29,399	2,532	33,103

Total other income (expense)	2,001	28,828	(11,019)	54,998

Earnings (loss) before income taxes	357,370	32,548	508,530	(213,331)

Income tax benefit (expense)	(143,000)	(13,000)	(203,000)	82,000

Net earnings (loss)	$214,370	$19,548	$305,530	$(131,331)

Earnings (loss) per share - basic and diluted	$0.07	$0.01	$0.10	$(0.04)

Average shares outstanding:
Basic	3,006,945	3,019,692	3,006,945	3,024,527
Diluted	3,022,144	3,021,819	3,013,207	3,024,527

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$305,530	$(131,331)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394,109	441,622
Deferred taxes	(105,000)	(115,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	351,374	767,819
Inventories	1,236,675	66,136
Prepaid expenses	2,784	(52,138)
Accounts payable	(1,097,337)	255,388
Accrued expenses	613,012	151,242

Net cash provided by operating activities	1,701,147	1,383,738

Cash flows from investing activities:
Capital expenditures, net	(304,460)	(352,644)
Purchase of AudioSource assets	—	(2,536,123)

Net cash used in investing activities	(304,460)	(2,888,767)

Cash flows from financing activities:
Line of credit, net	(1,157,707)	—
Common stock repurchased	—	(39,400)

Net cash used in financing activities	(1,157,707)	(39,400)

Increase (decrease) in cash and cash equivalents	238,980	(1,544,429)

Cash and cash equivalents, beginning of period	1,002	1,653,683

Cash and cash equivalents, end of period	$239,982	$109,254

Supplemental disclosures:
Cash paid for interest	$17,000	$8,000
Cash paid for income taxes	162,000	76,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 filed with the Securities and Exchange Commission.  The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2002 and the results of its operations for the three- and nine-month periods ended June 30, 2002 and 2001 and its cash flows for the nine-months ended June 30, 2002 and 2001.

Note 2 - REPORTING PERIODS

The Company’s fiscal year is the 52-week or 53-week period ending the last Sunday in September.  Fiscal 2002 is a 52-week year and all quarters are 13-week periods.  Fiscal 2001 was a 53-week year.  The quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001 were a 14-week period, 12-week period, 13-week period and a 14-week period, respectively.  For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three and nine months presented ended on June 30.

Note 3 - RECLASSIFICATION

During November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense.  Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation.  The reclassification had no effect on previously reported income (loss) from operations, net earnings (loss) or shareholders’ equity.

Selling allowances of approximately $419,000 and $766,000 for the three- and nine-month periods ended June 30, 2002 were classified as reductions of sales.  Selling allowances of approximately $423,000 and $616,000 for the three- and nine-month periods ended June 30, 2001 were reclassified as reductions of sales from selling expenses.  Selling allowances of approximately $901,000, $635,000, $630,000 and $675,000 for the years ended September 30, 2001, 2000, 1999 and 1998 were also reclassified as reductions of sales from selling expenses.

Note 4 - INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2002	September 30, 2001

Raw materials and work-in-process	$3,070,238	$2,973,815
Finished goods	3,622,198	4,955,296
Total inventories	$6,692,436	$7,929,111

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2002	September 30, 2001

Machinery and equipment	$3,525,136	$3,364,582
Office equipment and furniture	1,670,171	1,588,580
Leasehold improvements	167,729	105,414
	5,363,036	5,058,576
Less accumulated depreciation and amortization	(4,540,044)	(4,209,384)
Total property and equipment, net	$822,992	$849,192

Note 6 - LINE OF CREDIT

During March 2002, the Company renewed its revolving operating line of credit through January 2003.  Terms of the new revolving line of credit agreement provide for borrowings up to $3.5 million at the bank’s prime lending rate.  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits, and are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth.  As of June 30, 2002, the Company was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of that date.

Note 7 - PROSPECTIVE ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in connection with past business combinations, will cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 will be effective for the Company’s fiscal year beginning October 1, 2002.  Management is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations.  For the three- and nine-month periods ended June 30, 2002, the Company recorded amortization expense of $12,383 and $37,148 related to goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 will be effective for the Company’s fiscal year beginning October 1, 2002.  Management believes the adoption of this Statement will not have a material effect on the Company’s financial statements.

Item 2:                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements in this report that are not statements of historical results should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company.  Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; the need to introduce new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company’s dependence on key employees; the need to protect intellectual property; environmental regulation; and the limited trading volume of the Company’s common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2001 which exhibit is hereby incorporated by reference.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company does not intend to update its forward-looking statements.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates.  Such differences could be material to the financial statements.

The Company’s accounting policies are disclosed it its 2001 Annual Report on Form 10-K. During November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense.  Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation.  The reclassification had no effect on previously reported income (loss) from operations, net earnings (loss) or shareholders’ equity.  Selling allowances of approximately $419,000 and $766,000 for the three- and nine-month periods ended June 30, 2002 were classified as reductions of sales.  Selling allowances of approximately $423,000 and $616,000 for the three- and nine-month periods ended June 30, 2001 were reclassified as reductions of sales from selling expenses.  Selling allowances of approximately $901,000, $635,000, $630,000 and $675,000 for the years ended September 30, 2001, 2000, 1999 and 1998 were also reclassified as reductions of sales from selling expenses.

Except as described above, there have been no material changes to these policies during the nine months ended June 30, 2002.  The more significant of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing accounts receivable, inventory, long-lived and deferred tax assets, and establishing customer rebate and warranty accrued liabilities.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price is fixed and determinable; and collectibility is reasonably assured.  These criteria are generally satisfied and the Company recognizes revenue upon shipment.  The Company also offers certain of its customers the right to return products that do not meet the standards agreed to with the customer. The Company records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company may not continue to experience the same return rates that it has in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

The Company also provides for certain sales allowances which include sales rebates and co-op advertising incentives and other volume-based incentives.  The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. If the historical data the Company uses to calculate these estimates do not properly reflect future sales allowances, revenue could be misstated.

Products sold are covered by a warranty.  The Company accrues a warranty reserve for estimated costs to provide warranty services.  The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions.  To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase accordingly and result in decreased gross profit.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  The same technique used to compute this allowance at September 30, 2001 has been used throughout the first nine months of fiscal 2002.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

The Company has had significant accounts receivable or other amounts due from its customers or other parties.  From time to time, certain of these account receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken write-offs relating to accounts receivable.  The failure of the Company’s customers to pay in a timely manner or in full amounts due to the Company could affect future liquidity and profitability.

Inventory

The Company values inventory at the lower of cost or market.  Cost is determined using the average cost method.  The Company continues to use the same techniques to value inventory as have been used in the past.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecast of product demand and production requirements for the next year.  Customers may cancel their orders or change purchase volumes.  Any actions taken by customers that could affect the value of inventory are considered when determining the lower of cost or market valuations.  These or other actions could create excess inventory levels that would affect the valuation of inventory. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, then the Company would have to adjust its reserves accordingly, which would reduce net earnings.

Long-lived Assets

The Company evaluates the fair value and future benefits of long-lived assets by estimating undiscounted future cash flows of the related assets and reduces the carrying value of the long-lived assets by the excess, if any, of the result of such calculation.  The Company believes that the carrying values and estimated useful lives continues to be appropriate at this time.  Future adverse changes in market conditions or poor operating results of the underlying long-lived assets could result in an inability to recover the carrying value of the long-lived assets that may not be reflected in the current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Future taxable income and ongoing prudent and feasible tax planning strategies are estimated in assessing the need for the valuation allowance.  Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Results of Operations

Net sales increased $661,000, or 8.9%, to $8.1 million for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001.  Domestic sales increased $519,000, or 8.8%, to $6.4 million for the three months ended June 30, 2002 compared to $5.9 million for the three months ended June 30, 2001.  Sales of electronics and speakers increased 4.0% and 32.4%, respectively, for the three months ended June 30, 2002 compared to the corresponding quarter in fiscal 2001.  Sales of accessories decreased 3.2% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.  The increased sales of electronics and speakers were primarily due to sales of Phoenix Gold and OEM products.  Sales of electronics to a significant customer decreased $178,000, or 22.5%, to $612,000 for the three months ended June 30, 2002 compared to $790,000 for the corresponding quarter in fiscal 2001.  International sales increased 9.6% to $1.6 million from $1.5 million in the comparable 2001 period.  The increase resulted primarily from a 76.3% increase in sales to Asia offset in part by a 12.5% decrease in sales to Europe.  International sales represented 20.1% and 20.0% of net sales for the three months ended June 30, 2002 and 2001, respectively.

Net sales for the nine months ended June 30, 2002 increased $4.0 million, or 21.3%, to $22.9 million from $18.9 million for the nine months ended June 30, 2001.  Domestic sales increased $3.7 million, or 24.9%, to $18.5 million for the nine months ended June 30, 2002 compared to $14.8 million for the nine months ended June 30, 2001.  Sales of electronics to a significant customer increased $949,000, or 48.7%, to $2.9 million for the nine months ended June 30, 2002 compared to $1.95 million for the comparable period in fiscal 2001 due to increased sales to such customer during the three months ended December 31, 2001 as compared to the corresponding period in fiscal 2001.  The amount and timing of purchase orders from this customer may fluctuate from period to period.  For the nine months ended June 30, 2002, international sales increased 8.4% to $4.4 million from $4.1 million in the comparable 2001 period.  The increase resulted primarily from a 26.1% increase in sales to Asia and a 22.5% increase in sales to other international markets, offset in part by a 14.3% decrease in sales to Europe.  International sales represented 19.2% and 21.5% of net sales for the nine months ended June 30, 2002 and 2001, respectively.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company.  The Company had one customer during fiscal 2001 and 2000 that accounted for more than 10% of net sales.  The Company also has one customer during the nine months ended June 30, 2002 that accounted for more than 10% of net sales.  As with many of the Company’s customers, the timing and volume of activity can vary significantly from period to period.  The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross profit increased to 25.5% of net sales for the three months ended June 30, 2002 from 21.9% for the three months ended June 30, 2001.  Gross profit increased to 23.4% of net sales for the nine months ended June 30, 2002 from 22.2% for the comparable prior period.  The increase was primarily due to changes in sales mix as the gross margin on sales of Phoenix Gold branded products is higher than the gross margin on sales of other Company products.  Due to the range of products that the Company sells, the product sales mix can produce a range of gross margins.  Some markets in which the Company operates also yield lower gross margins than others.

Operating expenses consist of selling, general and administrative expenses.  Total operating expenses increased $80,000, or 4.9%, to $1.7 million for the three months ended June 30, 2002 compared to $1.6 million for the three months ended June 30, 2001.  Operating expenses were 21.1% and 21.9% of net sales in the respective three-month periods.  Operating expenses increased $394,000, or 8.8%, to $4.9 million for the nine months ended June 30, 2002 compared to $4.5 million for the comparable period in fiscal 2001.  Operating expenses were 21.2% and 23.6% of net sales in the respective nine-month periods.

Selling expenses increased $29,000, or 2.9%, to $1,044,000 for the three months ended June 30, 2002 compared to $1,015,000 for the comparable 2001 period.  Selling expenses were 12.9% and 13.7% of net sales in the respective three-month periods.  Selling expenses increased 7.0% in the first nine months of fiscal 2002, to $2.9 million, compared to $2.7 million for the first nine months of fiscal 2001.  Selling expenses were 12.5% and 14.1% of net sales in the respective nine-month periods.  The increased selling expenses were due to increased personnel and payroll expenses, and commissions paid to independent representatives selling the Company’s products.

General and administrative expenses increased $51,000, or 8.4%, to $657,000 for the three months ended June 30, 2002 compared to $605,000 for the comparable 2001 period.  General and administrative expenses were 8.1% and 8.2% of net sales in the respective three-month periods.  General and administrative expenses increased $208,000, or 11.6%, in the first nine months of fiscal 2002, to $2.0 million, compared to $1.8 million for the first nine months of fiscal 2001.  General and administrative expenses were 8.7% and 9.5% of net sales in the respective nine-month periods.  The increased general and administrative expenses were primarily due to increased engineering expenses related to new product development activities.

Other income (expense) decreased by $27,000 to $2,000 of other income for the three months ended June 30, 2002, compared to $29,000 of other income for the three months ended June 30, 2001.  Other income (expense) decreased by $66,000 to $11,000 of other expense for the nine months ended June 30, 2002, compared to $55,000 of other income for the corresponding period in fiscal 2001.  The Company had a gain on sale of equipment of $29,000 for the three months ended June 30, 2001.  Interest income decreased $26,000 for the nine months ended June 30, 2002 as compared to the corresponding period in fiscal 2001.  The decrease was due to the use of available cash and cash equivalents to acquire certain assets of AudioSource on December 15, 2000.  Interest expense increased for the nine months ended June 30, 2002 from the prior period due to the temporary use of the operating line of credit to finance increased inventory during the first half of fiscal 2002 to support increased sales.

Tax expense was $143,000 and $203,000 for the three- and nine-month periods ended June 30, 2002 due to the earnings before income taxes in the respective three- and nine-month periods.  For the three-month period ended June 30, 2001, the tax expense was $13,000 due to the earnings before income taxes for the period.  For the nine-month period ended June 30, 2001, the tax benefit was $82,000 due to a loss before income taxes in the period.  Deferred taxes of $560,000 and $604,000 are recorded as current and long-term assets at June 30, 2002 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

Net earnings were $214,000, or $0.07 per share - basic and diluted, for the three months ended June 30, 2002, compared to net earnings of $20,000, or $0.01 per share - basic and diluted, for the three months ended June 30, 2001.  Net earnings were $306,000, or $0.10 per share - basic and diluted, for the nine months ended June 30, 2002, compared to a net loss of $131,000, or $0.04 per share - basic and diluted, for the comparable 2001 period.  All per share amounts are based on 3.0 million shares outstanding.  The increase in net earnings during the more recent three- and nine-month periods was due to increased sales and gross profit, offset in part by increased operating expenses.

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, capital expenditures.  The Company financed its operations during the nine months ended June 30, 2002 from cash generated from operating activities and borrowings under its revolving line of credit.  Net cash provided by operating activities was $1.7 million for the nine months ended June 30, 2002.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow from operations exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practice resulted in low reported cash balances in fiscal 2001.

The Company’s future cash flows from operations are dependent upon, but not limited to:

•                       the ability of the Company to attract new and retain existing customers,

•                       the volume of sales for these customers, or the loss of business of one or more primary customer,

•                       changes in sales mix,

•                       changes in general economic conditions,

•                       management’s effectiveness in managing the manufacturing process, and

•                       the ability to collect in full and in a timely manner amounts due to the Company.

Cash and cash equivalents increased by $239,000 during the nine months ended June 30, 2002 due principally to increased net earnings.  Accounts receivable decreased by $351,000 due to collections of the accounts receivable offset in part by increased sales for the nine months ended June 30, 2002.  Inventories decreased by $1.2 million due to sales of finished goods acquired late in fiscal 2001 to support increased sales in the first half of fiscal 2002 offset by purchases of raw materials for the manufacture of new products.  Accounts payable decreased $1.1 million due to the timing of payment due dates and the decrease in inventories.  Accrued expenses increased $613,000 due to sales incentive accruals related to increased sales, increased accruals for payroll and benefits and increased accrued income taxes payable at June 30, 2002.  Overall, net working capital increased $396,000 to $10.1 million at June 30, 2002 from $9.7 million at September 30, 2001 due to increased net earnings.

The Company’s capital expenditures were $304,000 for the nine months ended June 30, 2002.  Management anticipates that discretionary capital expenditures for manufacturing and office equipment during the remainder of fiscal 2002 will be approximately $300,000.  These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

During March 2002, the Company renewed its revolving operating line of credit through January 2003.  Terms of the new revolving line of credit agreement provide for borrowings up to $3.5 million at the bank’s prime lending rate.  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits, and are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth.  As of June 30, 2002, the Company was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of that date.

The Company has disclosed additional information pertaining to obligations and commitments to make future cash payments in the financial statements contained in its 2001 Annual Report on Form 10-K, note 8.

The Company believes that cash generated from operations and through its credit facility will be sufficient to meet its cash requirements for the next twelve months.

Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in connection with past business combinations, will cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 will be effective for the Company’s fiscal year beginning October 1, 2002.  Management is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations.  For the three- and nine-month periods ended June 30, 2002, the Company recorded amortization expense of $12,383 and $37,148 related to goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 will be effective for the Company’s fiscal year beginning October 1, 2002.  Management believes the adoption of this Statement will not have a material effect on the Company’s financial statements.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of June 30, 2002, the Company had cash and cash equivalents of $240,000 compared to $1,000 as of September 30, 2001.  The Company invests its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

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

PHOENIX GOLD INTERNATIONAL, INC.

/s/ Joseph K. O’Brien
Joseph K. O’Brien Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Dated: August 14, 2002

INDEX TO EXHIBITS

Exhibit		Page

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21