Form 10-K
period 2002-09-29
PHOENIX GOLD INTERNATIONAL INC
filed 2002-12-23
CIK 943032

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $806,700 as of March 28, 2002 and $1,002,095 as of November 29, 2002.

There were 3,006,945 shares of the registrant’s common stock outstanding as of November 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant’s proxy statement dated on or about January 3, 2003 prepared in connection with the annual meeting of shareholders to be held on February 11, 2003 are incorporated by reference into Part III of this report.

PART I

All statements in this report that are not statements of historical results should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company.  Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; fixed operating expenses; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company’s dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company’s common stock, as well as other factors discussed in Exhibit 99.3 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2002 which is hereby incorporated by reference.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company does not intend to update its forward-looking statements.

Item 1.       Business

Phoenix Gold International, Inc. (the “Company”), an Oregon corporation founded in 1991, designs, manufactures, markets and sells innovative, high quality and high performance electronics, accessories and speakers for the audio market.  The Company sells its products under the brand names Phoenix Gold®, Carver Professional™ and AudioSource®.  The Company’s products are used in car audio, professional sound and home audio/theater applications.  The Company manufactures a majority of its electronics and a portion of its accessories at its facility in Portland, Oregon.

The Company has expanded beyond its historical product line, car audio accessories, to sell today substantially all of the components used in car audio systems (other than “head units” such as radios, tape decks and CD players).  As the Company expanded its car audio product line from accessories to electronics and speakers, it initially targeted car audio enthusiasts and audiophiles with products that offer value by combining performance advantages with distinctive appearance and superior craftsmanship.  The Company subsequently broadened its car audio product line to offer similar performance characteristics at lower price points.  The Company also designs and sells electronics, accessories and speakers for OEM customers.

In November 1995, the Company expanded its product line and distribution channels by acquiring substantially all of the assets of the professional sound division of Carver Corporation.  The Company, as licensee of the name “Carver Professional,” designs, manufactures, markets and sells electronic amplifiers and accessories for professional sound applications, including sales to OEM customers.

In the past, Phoenix Gold has sold its products primarily through independent sales representatives and distributors to car audio, professional sound and specialty retailers in the United States and in more than 40 countries worldwide.  In December 2000, the Company added an additional product line and significant additional distribution channels with the acquisition of AudioSource, Inc. (“AudioSource”).  Under the AudioSource brand, the Company designs, markets and sells home audio/theater products.  These products include residential compact speakers, powered subwoofers, amplifiers, preamplifiers, equalizers and surround sound processors used in home theater and home audio applications.  AudioSource sold its products primarily to “big box” retailers, and was also a supplier to several Internet retailers.  As a result of the acquisition, the Company gained an entrée to, and has begun selling products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and Costco Wholesale Corporation.  The AudioSource acquisition was part of the Company’s strategy to broaden its product lines and distribution channels to increase sales.

Products

The Company has three product lines: electronics, accessories and speakers.  The Company’s sales by product class are as follows:

	Year ended September 30,
	2002	2001	2000
Product class:
Electronics	51.8%	53.8%	55.2%
Accessories	23.0	25.5	27.9
Speakers	23.3	17.9	13.7
Other	1.9	2.8	3.2
Total	100.0%	100.0%	100.0%

Electronics.  The Company’s amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance.

Amplifiers.  The Company sells a total of 26 car audio amplifiers in the Titanium, Tantrum and QX series at retail prices ranging from approximately $130 to $1,880.  Amplifiers in the Titanium series, introduced in 1999 and expanded in 2002, are the Company’s reference amplifiers, designed to deliver maximum performance in expensive, high-end systems capable of driving multiple speakers.  The Tantrum series, introduced in 2001, includes multi-channel amplifiers with built-in crossovers and offers at lower prices the performance and sonic excellence of the reference series amplifiers, except in the most demanding applications.  The QX series, introduced in 1997 and updated in 2000, is designed to provide high performance at even lower prices.  The QX amplifier is the first of the Company’s electronics products to be designed and engineered by the Company and manufactured by a third party vendor.

Additionally, the Company has periodically introduced limited edition theme amplifiers, such as “Frank Amp’n Stein,” “Son of Frank Amp’n Stein,” “Route 66,” “Outlaw 1845,” “Bandit 1895,” “Reactor,” and “Octane.”  Retail prices range from approximately $500 to $2,500.

The Company sells a total of 22 Carver Professional amplifiers for professional sound applications in the ZR, PM, PT, CV, PX and PXm series at retail prices ranging from approximately $535 to $2,780.  The ZR series, introduced in 2002, utilizes high efficiency, spread spectrum, switching digital technology developed initially for the CV series.  The ZR series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications and replaces the PM series.  The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings.  The CV contractor series, introduced in 2001, also utilizes switching digital technology.  The CV series amplifiers were designed for commercial and industrial applications, such as churches, warehouses, educational facilities and auditoriums.  The PX series, introduced in 1997 and the first series designed by the Company, includes multi-application models that offer increased features and power at lower price points.  The PXm series, introduced in 1998 and the second series designed by the Company, expands the PX series and addresses entry level price points and greater ease of transportability.  Due to the introduction of the ZR series of professional amplifiers in 2002, the Company expects the PM series will not provide meaningful revenue in the future.

The Company sells a total of seven AudioSource amplifiers for home audio/theater use in a “modular” series and “separates” series at retail prices ranging from approximately $180 to $600.  The modular series features a rack mountable chassis that allows the user flexibility to mix and match an amplifier, a preamplifier, and a mono or stereo equalizer in a single chassis.  The separates series was designed to place an amplifier, preamplifier and tuner in a single cabinet.

Signal Processors.  The Company sells a total of 16 car audio signal processors, including equalizers, line drivers, and active and passive crossovers.  Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems.  Retail prices of car audio signal processors range from approximately $100 to $800.  The Company sells a total of seven AudioSource home audio signal processors, including preamplifiers and equalizers at retail prices ranging from $130 to $550.

Accessories.  The Company manufacturers and distributes innovative, high quality accessories.  The Company sells over 1,000 accessories, many of which are manufactured to the Company’s design specifications, for use primarily in car audio aftermarket applications.  Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, alternators, carpet, textiles and adhesives.  The Company continually improves its accessories line and introduces new and replacement accessories.  The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install a full range of car audio systems.  Accessories are available either as individual items or combined in pre-packaged installation kits.

The Company’s accessories for use in professional sound and custom audio/video and home theater applications include crossovers, attenuators, transformers, speaker selectors, audio and video cables, connectors, wall plates and volume controls.  The Company manufactures Smart Audio Management panels for the custom home audio/video market that provide for speaker distribution and impedance matching.

Speakers.  The Company began selling speakers in 1994.  The Company offers a total of 40 car audio speakers in the Titanium, Tantrum and QX series, including tweeters, midranges, subwoofers, coaxials and component systems.  The Titanium series, introduced in 2001 and expanded in 2002, are the Company’s reference speakers, designed to deliver maximum performance in expensive, high-end systems.  The Titanium subwoofer series features reproduction of tight, accurate bass in a small enclosure.  The Tantrum series, also introduced in 2001, features exceptional musicality, excursion and versatility at lower price points.  The QX series, introduced in 1998 and updated in 2001, is the Company’s lowest price point speaker line.  Retail prices of car audio speakers range from approximately $40 to $900.  The Company also sells a total of 18 AudioSource home audio/theater speakers at retail prices ranging from approximately $50 to $400.

Sales, Marketing and Distribution

The Company sells its products principally in the United States, Canada, Central and South America, Europe, Japan, Southeast Asia, Australia and New Zealand.  In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives, distributors, audio and specialty dealers and mass merchandisers.  As a result of the AudioSource acquisition, the Company gained an entrée to, and has begun selling home audio/theater products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and Costco Wholesale Corporation.  The Company sells its products internationally through distributors serving over 40 countries.  International sales accounted for 20.1%, 20.8% and 26.1% of net sales in fiscal years 2002, 2001 and 2000, respectively.  International sales are denominated in United States dollars and are generally shipped f.o.b. the Company’s facility in Portland, Oregon.

One OEM customer, Bose Corporation (“Bose”), accounted for 12.8%, 10.7% and 11.0% of the Company’s net sales during the years ended September 30, 2002, 2001 and 2000, respectively.  As of September 30, 2002, one customer accounted for 13.7% of net accounts receivable.  As of September 30, 2001, no customer accounted for 10% or more of net accounts receivable.

Purchase orders from Bose have historically fluctuated significantly from quarter to quarter.  Although the Company has continued to receive orders from Bose, the Company’s formal purchase agreement with Bose expired in March 2001.  The Company and Bose are currently negotiating a new purchase agreement.  There can be no assurance that the Company will be able to negotiate a new purchase agreement with Bose on acceptable terms or that purchases will be made by Bose under any agreement.  The loss of Bose as a customer or any significant portion of Bose orders could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles.  The Company offers incentives to “Team Phoenix Gold” competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at “Tweek N Tune” workshops.  The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications.  The Company markets its professional sound, custom audio/video and home audio and theater products by participating in trade shows, advertising in trade journals and magazines, and providing dealer support.

The car and home audio markets are both somewhat seasonal, with the majority of car audio sales normally occurring in the period March through September and the majority of home audio sales normally occurring in the period September through March.  Historically, the Company’s sales were greater during the third (April through June) and fourth (July through September) quarters of the Company’s fiscal year than during the first two fiscal quarters.  Due to the acquisition of the AudioSource product line in fiscal 2001, the Company’s sales in fiscal 2001 and 2002 have increased in the home audio market.  Although the business is somewhat less seasonal, the Company’s quarterly results of operations will not necessarily be indicative of its results of operations for the year.  The Company has only minimal backlog because orders are typically filled within several days of receipt.  In addition, backlog as of a particular date is not a reliable measure of sales for any future period because orders constituting the Company’s backlog are subject to changes in delivery schedules and to cancellation without penalty at the option of the customer.

Competition

The markets for the Company’s products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels.  The Company’s principal car audio electronics competitors include JL Audio, Inc. (“JL Audio”), Lightning Audio, Inc. (“Lightning”), a subsidiary of Rockford Corporation (“Rockford”), MTX Corporation (“MTX”), Orion Industries, Inc., Precision Power, Inc., Rockford Fosgate, a division of Rockford, and Stillwater Design and Audio, Inc. (“Stillwater”).  The Company’s principal accessories competitors include Esoteric Audio USA Group of Companies, a subsidiary of MTX, Lightning, Monster Cable Products, Inc. (“Monster Cable”), Recoton Corporation (“Recoton”) and Rockford.  The Company’s principal professional sound competitors include Crest Audio, Inc., Crown International, Inc. and QSC Audio Products, Inc.  The Company’s principal car audio speaker competitors include Boston Acoustics, Inc., JL Audio, Lightning, MB Quart Electronics USA, Inc., a subsidiary of Rockford, MTX, Rockford and Stillwater.  The Company’s principal home audio competitors include many international suppliers of consumer electronics who target entry-level price points and domestic suppliers such as KLH Audio Systems, Monster Cable and Recoton.  Many competitors have greater financial and other resources than the Company.  The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising, distribution organization and price.

Manufacturing and Assembly

Manufactured Products. The Company manufactures a majority of its electronics products and a portion of its accessories at its facility in Portland, Oregon.  Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into, and wave soldering of, circuit boards, plastic injection molding, silk-screening graphics and quality control testing.  For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company.  The Company purchases substantially all of its raw materials, components and subassemblies from approximately 160 suppliers located primarily in the United States and the Pacific Rim.  Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers.  The Company’s principal supplier is Team Phoenix Co. Ltd., an unaffiliated company.

While the Company has historically attempted to ensure quality and control costs by manufacturing many of its products, the Company has begun to shift the manufacture of certain components, subassemblies and finished products offshore to long-term suppliers meeting Company standards.  Such outsourcing allows the Company to target lower retail price points in connection with sales to consumer electronic retailers.  The Company will continue to manufacture “Made in USA” products.  However, the Company expects that outsourcing will permit the Company to broaden its product offerings and increase sales at acceptable margins.

Distributed Accessories.   The Company distributes accessories, many of which are manufactured to its design specifications by third parties.  Substantially all distributed accessories are subjected to quality control procedures at the Company’s facility and are marketed under the Phoenix Gold or Carver Professional tradenames.

Designed Speakers.  The Company’s speakers are manufactured by third parties in the United States, Europe and Asia according to acoustical and electrical design specifications developed by the Company.  Speakers are subjected to quality control procedures performed by the Company.

Customer Service

The Company believes two of the most important elements in its business are understanding consumers and their preferences, and providing high quality, reliable products.  The Company strives to understand the evolving needs and preferences of consumers by communicating frequently with its sales representatives, dealers and distributors, sponsoring “Team Phoenix Gold” members and attending car audio competitions and car audio, professional sound and custom audio/video and home theater trade shows.  Company representatives regularly seek suggestions from dealers for improved design and performance of the Company’s products.

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

Intellectual Property

Phoenix Gold ®, PG (Phoenix Gold and Design) ®, Carver Professional ™, AudioSource ®, PowerFlow ™, QuickSilver ™, Sapphire ™, Sonab ®, and ZEROpoint ™  are the principal trademarks of the Company.  The Company believes that Phoenix Gold and Carver Professional have strong brand name recognition, an important competitive factor in its markets.  The Company has obtained eleven design patents related to its products, which expire between 2010 and 2015.  Carver Corporation has taken the position that the Company’s exclusive, paid-up license to use the name Carver Professional expired at the end of November 2000.  The Company has brought a declaratory judgment action against Carver Corporation to determine future rights to the tradename.

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

Employees

As of September 30, 2002, the Company had 157 full-time employees, including 105 in manufacturing and warehousing, 28 in sales and marketing and 24 in administration and engineering. The Company considers its employee relations to be good.

Item 2.       Properties

The Company’s executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon.  The Company leases a 155,000 square foot building. Approximately 15,000 square feet of office space and 140,000 square feet of manufacturing and warehouse space are used by the Company.  Annual rent for the Company’s facility is approximately $564,000 plus an annual escalator of 2.5%.  The lease expires on June 30, 2009.  The Company has an option to extend the lease for one ten-year term.  The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

Item 3.       Legal Proceedings

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on The NASDAQ SmallCap Market under the symbol “PGLD”.

As reported by NASDAQ, the following table sets forth the range of high and low closing bid prices per share by quarter for the Company’s Common Stock.

	Fiscal year ended September 30, 2002		Fiscal year ended September 30, 2001
Common Stock (PGLD)	High	Low	High	Low

First Quarter	$1.15	$0.96	$1.875	$1.188
Second Quarter	1.42	1.00	2.063	1.156
Third Quarter	2.70	1.50	2.00	1.13
Fourth Quarter	2.35	1.67	1.75	1.02

At November 30, 2002, the approximate number of shareholders of record of Common Stock was 134.

The Company has never declared or paid any cash dividends on its Common Stock.  The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.  The Company’s existing credit agreement does not expressly limit or prohibit the Company’s ability to declare and pay dividends, although covenants contained in such agreement related to a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to tangible net worth may have such effect.

Item 6.       Selected Financial Data

	As of or for the year ended September 30,
	2002	2001	2000	1999	1998
Operating data:
Net sales(1)	$29,566,758	$27,198,155	$26,995,041	$27,229,958	$26,118,554
Net earnings (loss)(2)	95,243	(162,275)	1,000,611	854,129	(772,374)
Earnings (loss) per share
Basic	$0.03	$(0.05)	$0.33	$0.26	$(0.22)
Diluted	0.03	(0.05)	0.33	0.26	(0.22)
Average shares outstanding
Basic	3,006,945	3,020,132	3,065,206	3,293,758	3,464,698
Diluted	3,015,391	3,020,132	3,065,206	3,293,758	3,464,698

Balance Sheet data:
Working capital	$9,742,205	$9,731,438	$10,371,901	$9,839,492	$8,020,615
Total assets	14,519,250	16,176,939	13,954,202	13,888,439	15,208,128
Line of credit	—	1,157,707	—	—	900,000
Long-term obligations	—	—	—	—	938,233
Total shareholders’ equity	11,248,016	11,152,773	11,354,448	10,958,906	10,497,602

Book value per share	$3.74	$3.71	$3.75	$3.39	$3.03

(1) See Note 1 to Financial Statements describing reclassification.

(2) In 1998, the Company recorded pre-tax, non-recurring charges of $1.1 million related to implementation of a restructuring plan which included the phase-out of a product line and actions to reduce future operating costs.

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes.  Since future events and their effect cannot be determined with certainty, the actual results will inevitably differ from the estimates.  Such differences could be material to the financial statements.

The Company’s accounting policies are disclosed in Note 1 to Financial Statements. During November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense.  Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation.  The reclassification had no effect on previously reported income (loss) from operations, net earnings (loss) or shareholders’ equity.  Selling allowances of approximately $901,000, $635,000, $629,000 and $674,000 for the years ended September 30, 2001, 2000, 1999 and 1998 were reclassified as reductions of sales from selling expenses.

Except as described above, there have been no material changes to the Company’s accounting policies during the year ended September 30, 2002.  The more significant of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities and valuing accounts receivable, inventory, long-lived and deferred tax assets.  Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the related disclosures.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price is fixed and determinable; and collectibility is reasonably assured.  These criteria are generally satisfied and the Company recognizes revenue upon shipment.  The Company also offers certain of its customers the right to return products that do not meet the standards agreed to with the customer. The Company records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company may not continue to experience the same return rates that it has in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse effect on the Company’s net sales and operating results for the period or periods in which such returns materialize.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  The same technique used to compute the allowance at September 30, 2002 was used throughout fiscal 2002.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

Inventory

The Company values inventory at the lower of cost or market.  Cost is determined using the average cost method.  The Company continues to use the same techniques to value inventory as have been used in the past.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated product demand and production requirements for the next year.  Customers may cancel their orders or change purchase volumes.  Any actions taken by customers that could affect the value of inventory are considered when determining the lower of cost or market valuations.  These or other actions could create excess inventory levels that would affect the valuation of inventory. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, then the Company would have to adjust its reserves accordingly, which would reduce net earnings.

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

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Future taxable income and ongoing prudent and feasible tax planning strategies are estimated in assessing the need for the valuation allowance.  Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The effect of such adjustment would be to reduce earnings.  The Company determined that a valuation allowance was not necessary at September 30, 2002.

Comparison of Fiscal 2002 to Fiscal 2001

Net Sales.  Net sales increased $2,369,000, or 8.7%, to $29,567,000 for fiscal 2002 compared to $27,198,000 for fiscal 2001.  Domestic sales increased $2.1 million, or 9.7%, to $23.6 million for fiscal 2002 compared to $21.5 million for fiscal 2001.  Sales of speakers and electronics increased 39.3% and 4.1%, respectively, in fiscal 2002 compared to fiscal 2001.

Sales of accessories decreased 2.7%.  The increased sales of speakers were primarily due to sales of AudioSource and new car audio products.  Sales of electronics to a significant customer increased $863,000, or 29.6%, to $3.8 million for fiscal 2002 compared to $2.9 million in fiscal 2001.  The amount and timing of purchase orders from this customer may fluctuate from period to period.  International sales increased $289,000, or 5.1%, to $5,948,000 for fiscal 2002 compared to $5,659,000 for fiscal 2001.  The increase resulted primarily from a 10.7% increase in sales to Asia and a 15.1% increase in sales to other international markets, offset in part by an 8.4% decrease in sales to Europe.  International sales accounted for 20.1% of net sales in fiscal 2002 and 20.8% of net sales in fiscal 2001.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company.  The Company had one customer during fiscal 2002 and 2001 that accounted for more than 10% of net sales.  As with many of the Company’s customers, the timing and volume of activity can vary significantly from period to period.  During the first quarter of fiscal 2002, a large domestic retailer placed a large holiday season order for home audio speakers.  Since a similar order for audio products was not received for the first quarter of fiscal 2003 and due to customer expectations for sluggish holiday sales, management expects decreased sales for the Company in the first quarter of fiscal 2003 as compared to fiscal 2002.  The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross Profit.  Gross profit increased to 22.5% of net sales in fiscal 2002 from 21.8% in fiscal 2001.  The increase was primarily due to increased sales volume that caused fixed labor and manufacturing overhead to decrease as a percentage of sales offset in part by changes in sales mix.  Gross margins on sales of AudioSource products are less than gross margins on sales of other Company products.  Due to the range of products that the Company sells, the product sales mix can produce a range of gross margins.  Some markets in which the Company operates also yield lower gross margins than others.

Operating Expenses.  Operating expenses increased $226,000, or 3.6%, to $6,471,000 in fiscal 2002 compared to $6,245,000 in fiscal 2001.  Operating expenses were 21.9% and 23.0% of net sales in fiscal 2002 and fiscal 2001, respectively.  Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional increases in operating expenses that are disproportionate to increases in net sales.  This policy has resulted in and may continue to result in variations in operating expenses as a percentage of sales from period to period.

Selling expenses increased $110,000, or 3.0%, to $3.8 million in fiscal 2002 compared to $3.7 million in fiscal 2001.  Selling expenses were 12.9% and 13.6% of net sales in fiscal 2002 and fiscal 2001, respectively.  The increase in dollar amount was due to increased personnel and payroll expenses, offset in part by decreased advertising expense.

General and administrative expenses increased $117,000, or 4.6%, to $2,659,000 in fiscal 2002 compared to $2,543,000 in fiscal 2001.  General and administrative expenses were 9.0% and 9.3% of net sales in fiscal 2002 and fiscal 2001, respectively.  The increase in general and administrative expenses was due to increased engineering expenses as a result of additional engineering personnel and new product development activities, offset in part by decreased professional fees.

Other Income (Expense).  Other income (expense) decreased by $53,000 to $9,000 of other expense for fiscal 2002, compared to $44,000 of other income for fiscal 2001.  The Company had a gain on sale of equipment and other income of $3,000 for fiscal 2002 as compared to $31,000 for fiscal 2001.  Interest income decreased $25,000 to $5,000 for fiscal 2002 as compared to $30,000 for fiscal 2001.  The decrease was due to the use of available cash and cash equivalents to acquire certain assets of AudioSource on December 15, 2000.

Tax Benefit (Expense).  Tax expense was $70,000 for fiscal 2002 due to earnings before income taxes for fiscal 2002.  The tax benefit was $99,000 for fiscal 2001 due to a loss before income taxes for fiscal 2001.  Deferred taxes of $572,000 and $513,000 are recorded as current and long-term assets at September 30, 2002 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

Net Earnings (Loss).  The increase in sales and gross profit contributed to net earnings in fiscal 2002 of $95,000, or $0.03 per share – basic and diluted (based on 3.0 million shares outstanding), compared to a net loss of $162,000 in fiscal 2001, or $0.05 per share – basic and diluted (based on 3.0 million shares outstanding).

Comparison of Fiscal 2001 to Fiscal 2000

Net Sales.  Net sales increased $203,000, or 0.8%, to $27.2 million for fiscal 2001 compared to $27.0 million for fiscal 2000, due principally to increased domestic sales.  Domestic sales increased $1.6 million, or 8.0%, to $21,539,000 for fiscal 2001 compared to $19,950,000 for fiscal 2000.  Sales of speakers increased 36.4% in fiscal 2001 compared to fiscal 2000.  The increased sales of speakers were primarily due to sales of AudioSource products.  Sales of electronics and accessories decreased 1.3% and 8.1%, respectively.  Sales of electronics to a significant customer were essentially flat from a year ago.  International sales decreased $1.4 million, or 19.7%, to $5,659,000 for fiscal 2001 compared to $7,045,000 for fiscal 2000.  The decrease resulted primarily from a 21.7% decrease in sales to Europe and a 32.9% decrease in sales to other international markets, offset in part by a 12.6% increase in sales to Asia.  International sales accounted for 20.8% of net sales in fiscal 2001 and 26.1% of net sales in fiscal 2000.

Gross Profit.  Gross profit decreased to 21.8% of net sales in fiscal 2001 from 25.7% in fiscal 2000.  The decrease was primarily due to changes in sales mix as gross margins on sales of AudioSource products are less than gross margins on sales of other Company products.  Additionally, closeout discounts on certain older products and start-up costs related to certain new products contributed to the decrease in gross profit.

Operating Expenses.  Operating expenses increased $927,000, or 17.4%, to $6,245,000 in fiscal 2001 compared to $5,318,000 in fiscal 2000.  Operating expenses were 23.0% and 19.7% of net sales in fiscal 2001 and fiscal 2000, respectively.

Selling expenses increased $588,000, or 18.9%, to $3.7 million in fiscal 2001 compared to $3.1 million in fiscal 2000.  Selling expenses were 13.6% and 11.5% of net sales in fiscal 2001 and fiscal 2000, respectively.  The increase was primarily due to increased personnel and consulting expenses in connection with the acquisition of AudioSource.

General and administrative expenses increased $339,000, or 15.4%, to $2.5 million in fiscal 2001 compared to $2.2 million in fiscal 2000.  General and administrative expenses were 9.3%

and 8.2% of net sales in fiscal 2001 and fiscal 2000, respectively.  The increase in general and administrative expenses was principally due to increased engineering expenses as a result of additional engineering personnel and new product development activities.  Additionally, increased professional fees were incurred related to the Company’s compliance with the continued listing requirements of The Nasdaq SmallCap Market.

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

Net Earnings (Loss).  The decrease in gross profit and increase in operating expenses contributed to a net loss in fiscal 2001 of $162,000, or $0.05 per share – basic and diluted (based on 3.0 million shares outstanding), compared to net earnings of $1.0 million in fiscal 2000, or $0.33 per share – basic and diluted (based on 3.1 million shares outstanding).

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, for capital expenditures.  The Company financed its operations in fiscal 2002, 2001 and 2000 principally from cash generated from operating activities and borrowings under its revolving line of credit.  Net cash provided by operating activities in fiscal 2002, 2001 and 2000 was $2.1 million, $246,000 and $1.8 million, respectively.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practice resulted in low reported cash balances in fiscal 2001.

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

Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California.  The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market.  No liabilities of AudioSource were assumed by the Company.  The purchase price was paid from available cash reserves and from a drawdown under the Company’s revolving line of credit.

During fiscal 2002, cash and cash equivalents increased by $214,000 due principally to increased net earnings.  Accounts receivable decreased by $1.7 million due to decreased sales during the last quarter of fiscal 2002 as compared to the last quarter of fiscal 2001.  Inventories decreased by $164,000 due to decreased raw materials and finished goods as management expects decreased sales in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.  Outstanding borrowings under the line of credit of $1.2 million at September 30, 2001 were repaid in fiscal 2002 due to collections of accounts receivable.  Accounts payable decreased $582,000 due to the timing of payment due dates and decreased inventories.  Accrued expenses increased $98,000 due to increased sales incentive accruals and increased accruals for payroll and benefits.  Overall, net working capital remained unchanged at $9.7 million at September 30, 2002 and 2001.

Capital expenditures were $712,000, $481,000 and $377,000 in fiscal years 2002, 2001 and 2000, respectively.  These expenditures related primarily to manufacturing tooling and automation, the acquisition of equipment for use by the Company’s administration, engineering and marketing departments and leasehold improvements.  The Company does not expect capital expenditures to exceed $500,000 in fiscal 2003, and there are no outstanding commitments for any capital expenditures.  The anticipated expenditures will be financed from available cash, cash provided by operations and, if necessary, proceeds from the line of credit.

A $3.5 million revolving operating line of credit is available through January 31, 2003.  Interest on the borrowings is equal to the bank’s prime lending rate (4.75% at September 30, 2002).  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits.  Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth.  As of September 30, 2002, Phoenix Gold was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of September 30, 2002.  The Company expects to renew the revolving operating line of credit on similar terms prior to January 31, 2003.

The Company has disclosed additional information pertaining to obligations and commitments to make future cash payments in Note 8 to the financial statements.  Minimum future rentals under operating leases having initial or remaining terms of one year or more for the periods ending September 30, 2003, 2004, 2005, 2006, 2007 and thereafter are $564,000, $578,000, $593,000, $608,000, $623,000 and $1,126,000, respectively.

The Company believes that cash generated from operations and cash available through its credit facility should be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

Prospective Accounting Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 changes the accounting for business combinations by requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 will be effective for the Company’s fiscal year beginning October 1, 2002.  Amortization expense for the years ended September 30, 2002, 2001 and 2000 was $50,000, $43,000 and $40,000.  The Company has completed the two-step transitional goodwill impairment test required by SFAS No. 142.  In accordance with SFAS No. 142, any goodwill impairment loss will be recognized as the effect of a change in accounting principle as of October 1, 2002.  The Company has determined that the impairment loss will approximate $68,000, net of tax, or $0.02 per share for the fiscal year ending September 30, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 will be effective for the Company’s fiscal year beginning October 1, 2002.  Management believes the adoption of this Statement will not have a material effect on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of September 30, 2002, the Company had cash and cash equivalents of $215,000 compared to $1,000 as of September 30, 2001.  When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

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

Pages 25 through 41 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.                     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 29, 2002.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 29, 2002.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 29, 2002.

The following table provides information at September 30, 2002 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	280,925	$4.48	214,330

Equity compensation plans not approved by security holders	16,200	$2.82	—

Total	297,125	$4.39	214,330

See Note 9 to the Financial Statements for a description of the equity compensation plans.

Item 13.     Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

The Company’s Chairman and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to them all material information about the financial and operational activities of the Company.  There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since such evaluation that could significantly affect their effectiveness.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits

3 (i)	1995 Restated Articles of Incorporation and Articles of Amendment (incorporated by reference to Exhibit 3(i) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

3 (i) (a)

Articles of Amendment to Articles of Incorporation filed April 7, 1995 (incorporated by reference to Exhibit 3(i) (a) to Registration Statement on Form SB-2 effective May 3, 1995 (Registration No. 93-90588))

3 (ii) (a)

Amended Restated Bylaws dated December 1, 1999 (incorporated by reference to Exhibit 3 (ii) (a) to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 26, 1999)

4	Articles 2, 5 and 6 of Exhibit 3(i) and Article 6 of Exhibit 3(ii) (a) are incorporated herein by reference

10.1

Amended and Restated 1995 Stock Option Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 15, 1997) (1)

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

10.4

Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997)(1)

10.5

Revolving Credit Agreement dated March 15, 2002 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.21 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)

10.6

Revolving Credit Note dated March 15, 2002 made by the Company in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)

10.7

Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999)(1)

10.8

Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.9

First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.10

6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.11

Nonstatutory Stock Option Agreement dated February 15, 2000 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 26, 2000)(1)

10.12

Asset Purchase Agreement Between AudioSource, Inc. and Phoenix Gold International, Inc. as of December 15, 2000 (incorporated by reference to Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

10.13

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Robert A. Brown (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)

10.14

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)

10.15

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001)(1)

10.16

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Robert A. Brown (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)(1)

10.17

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)(1)

10.18

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)(1)

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certain Factors to Consider in Connection with Forward-Looking Statements

(b)     Reports on Form 8-K

None.

(1)     Management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Phoenix Gold International, Inc.

We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
November 5, 2002

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$214,814	$1,002
Accounts receivable, net	3,610,939	5,343,499
Inventories	7,765,523	7,929,111
Prepaid expenses	188,140	267,892
Deferred taxes	572,000	454,000
Total current assets	12,351,416	13,995,504

Property and equipment, net	1,102,498	849,192
Goodwill, net	230,276	279,807
Deferred taxes	513,000	605,000
Other assets	322,060	447,436

Total assets	$14,519,250	$16,176,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$1,157,707
Accounts payable	1,297,507	1,879,542
Accrued payroll and benefits	430,048	402,305
Accrued customer rebates	382,972	331,873
Other accrued expenses	498,684	479,248
Income taxes payable	—	13,391
Total current liabilities	2,609,211	4,264,066

Deferred gain on sale of facility	662,023	760,100

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock; Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized - 20,000,000 shares Issued and outstanding - 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,736,488	4,641,245
Total shareholders’ equity	11,248,016	11,152,773

Total liabilities and shareholders’ equity	$14,519,250	$16,176,939

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2002	2001	2000

Net sales	$29,566,758	$27,198,155	$26,995,041

Cost of sales	22,921,324	21,258,205	20,069,720

Gross profit	6,645,434	5,939,950	6,925,321

Operating expenses:
Selling	3,812,154	3,702,242	3,114,150
General and administrative	2,659,290	2,542,748	2,203,780

Total operating expenses	6,471,444	6,244,990	5,317,930

Income (loss) from operations	173,990	(305,040)	1,607,391

Other income (expense):
Interest income	5,386	29,958	50,226
Interest expense	(16,670)	(16,788)	—
Gain on sale of assets and other, net	2,537	30,595	994

Total other income (expense)	(8,747)	43,765	51,220

Earnings (loss) before income taxes	165,243	(261,275)	1,658,611

Income tax benefit (expense)	(70,000)	99,000	(658,000)

Net earnings (loss)	$95,243	$(162,275)	$1,000,611

Earnings (loss) per share:
Basic and diluted	$0.03	$(0.05)	$0.33

Average shares outstanding:
Basic	3,006,945	3,020,132	3,065,206
Diluted	3,015,391	3,020,132	3,065,206

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total
	Shares	Amount

Balance at September 30, 1999	3,234,345	$7,155,997	$3,802,909	$10,958,906

Purchase of common stock	(207,400)	(605,069)	—	(605,069)

Net earnings	—	—	1,000,611	1,000,611

Balance at September 30, 2000	3,026,945	6,550,928	4,803,520	11,354,448

Purchase of common stock	(20,000)	(39,400)	—	(39,400)

Net loss	—	—	(162,275)	(162,275)

Balance at September 30, 2001	3,006,945	6,511,528	4,641,245	11,152,773

Net earnings	—	—	95,243	95,243

Balance at September 30, 2002	3,006,945	$6,511,528	$4,736,488	$11,248,016

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$95,243	$(162,275)	$1,000,611
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	535,856	572,202	621,198
Deferred taxes	(26,000)	(134,000)	(10,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	1,732,560	(41,693)	623,914
Inventories	163,588	(1,313,766)	(124,025)
Prepaid expenses	79,752	(38,843)	(15,372)
Other assets	—	—	(97,196)
Accounts payable	(582,035)	1,082,293	(277,632)
Accrued expenses	98,278	310,009	86,665
Income taxes payable	(13,391)	(27,519)	(40,734)

Net cash provided by operating activities	2,083,851	246,408	1,767,429

Cash flows from investing activities:
Purchase of AudioSource	—	(2,536,123)	—
Capital expenditures, net	(712,332)	(481,273)	(377,135)

Net cash used in investing activities	(712,332)	(3,017,396)	(377,135)

Cash flows from financing activities:
Line of credit, net	(1,157,707)	1,157,707	—
Common stock repurchased	—	(39,400)	(605,069)

Net cash provided by (used in) financing activities	(1,157,707)	1,118,307	(605,069)

Increase (decrease) in cash and cash equivalents	213,812	(1,652,681)	785,225

Cash and cash equivalents, beginning of year	1,002	1,653,683	868,458

Cash and cash equivalents, end of year	$214,814	$1,002	$1,653,683

Supplemental disclosures:
Cash paid for interest	$17,000	$17,000	$—
Cash paid for income taxes	159,000	63,000	709,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Three Years Ended September 30, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Phoenix Gold International, Inc. (“Phoenix Gold” or the “Company”) designs, markets and sells electronics, accessories and speakers to the audio market.  The Company’s products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications.  A majority of the electronics and certain accessories are manufactured in Portland, Oregon.  Phoenix Gold sells its products primarily in North America, South America, Europe and Asia through selected audio and audio/video specialty dealers, distributors and certain mass merchandisers.

Reporting Periods.  The Company’s fiscal year is the 52 or 53 weeks ending the last Sunday in September.  Fiscal years 2002 and 2000 were 52 weeks.  Fiscal year 2001 was 53 weeks.  For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

Inventories.  Inventories are stated at the lower of cost or market.  Cost is determined by the average cost method.  Raw materials inventories generally consist of component parts.  Finished goods and work-in-process inventories include materials, labor and manufacturing overhead.  The markets in which Phoenix Gold competes are characterized by intense competition, rapid technological change and frequent new product introductions.  Phoenix Gold maintains a significant investment in inventories and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence.

Property and Equipment.  Property and equipment are recorded at cost.  Depreciation is provided using the straight–line method over the estimated useful lives (generally three to seven years) of the related assets.  Leasehold improvements are amortized over the estimated useful lives of the assets or the terms of the lease, whichever is shorter.

Goodwill.  Goodwill is amortized using the straight-line method over a period of five to twenty years.  Accumulated amortization was $341,000 and $292,000 as of September 30, 2002 and 2001.  See Prospective Accounting Changes.

Financial Instruments and Fair Values.  The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition.  Revenue is recognized when the product has shipped and all significant obligations of the Company have been satisfied.  The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise is shipped.  At the time of revenue recognition, provisions are made for anticipated warranty expenses and sales discounts, returns, allowances and rebates.

Phoenix Gold maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  A portion of Phoenix Gold’s customer base may be susceptible to downturns in the retail industry, particularly in the consumer electronics industry.  If the financial condition of Phoenix Gold’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Phoenix Gold charges many of its customers shipping and freight costs related to the delivery of its products.  Accordingly, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.  Amounts charged to customers for shipping and handling costs are included in net sales and the related shipping and handling costs are recorded in cost of sales in the statement of operations.

Advertising.  Phoenix Gold expenses advertising as incurred.  Advertising expense for the years ended September 30, 2002, 2001 and 2000 was approximately $103,000, $157,000 and $144,000.

Stock Options.  Phoenix Gold applies the intrinsic value-based method of accounting to account for stock options.  No compensation cost is recognized because the option exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Income Taxes.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is based on the average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential shares issuable upon assumed exercise of the outstanding stock options based on the treasury stock method.

Comprehensive Income.  There were no differences between net earnings (loss) and comprehensive income (loss) for the years ended September 30, 2002, 2001 and 2000.

Segment Information.  Phoenix Gold operates in a single industry segment as described in Note 10.

Prospective Accounting Changes.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 changes the accounting for business combinations by requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 142 changes the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, will cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles will be analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 will be effective for the Company’s fiscal year beginning October 1, 2002.  Amortization expense for the years ended September 30, 2002, 2001 and 2000 was $50,000, $43,000 and $40,000.  The Company has completed the two-step transitional goodwill impairment test required by SFAS No. 142.  In accordance with SFAS No. 142, any goodwill impairment loss will be recognized as the effect of a change in accounting principle as of October 1, 2002.  The Company has determined that the impairment loss will approximate $68,000, net of tax, or $0.02 per share for the fiscal year ending September 30, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 will be effective for the Company’s fiscal year beginning October 1, 2002.  The Company does not expect adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

Reclassification.  During November 2001, the EITF of the FASB issued EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  Beginning January 1, 2002, the Company adopted EITF 01-9 and classified certain consideration given by the Company to its customers as a reduction of revenue rather than a selling expense.  Net sales and selling expense reported in prior periods have been reclassified to conform to the current presentation.  The reclassification had no effect on previously reported income (loss) from operations, net earnings (loss) or shareholders’ equity.

Selling allowances of approximately $901,000 and $635,000 for the years ended September 30, 2001 and 2000 were reclassified as reductions of sales from selling expenses.

Note 2 - PURCHASE OF AUDIOSOURCE ASSETS

Effective December 15, 2000, the Company acquired for $2.5 million in cash certain assets of AudioSource, Inc., an unrelated, privately-held corporation based in Burlingame, California (“AudioSource”).  The assets acquired included certain accounts receivable, inventories, tangible personal property, intellectual property and other assets used in the home theater and home audio market.  No liabilities of AudioSource were assumed by the Company.  In addition, AudioSource agreed not to compete with the Company in the home theater and home audio market for four years.  The purchase price was paid from available cash reserves and from a drawdown under the Company’s revolving line of credit.

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

	2001	2000

Net sales	$28,545,410	$31,551,646
Net earnings (loss)	(362,933)	581,373
Earnings (loss) per share - basic and diluted	(0.12)	0.19

The proforma results may not be indicative of the results of operations that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

Note 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	2002	2001

Accounts receivable	$3,905,939	$5,633,499
Allowance for doubtful accounts	(295,000)	(290,000)
Total accounts receivable, net	$3,610,939	$5,343,499

Note 4 - INVENTORIES

Inventories consist of the following:

	2002	2001

Raw materials and work-in-process	$2,924,498	$2,973,815
Finished goods	4,841,025	4,955,296
Total inventories	$7,765,523	$7,929,111

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2002	2001

Machinery and equipment	$3,691,770	$3,364,582
Office equipment and furniture	1,741,398	1,588,580
Leasehold improvements	170,494	105,414
	5,603,662	5,058,576
Less accumulated depreciation and amortization	(4,501,164)	(4,209,384)
Total property and equipment, net	$1,102,498	$849,192

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

Note 6 - FINANCING AGREEMENT

A $3.5 million revolving operating line of credit is available through January 31, 2003.  Interest on the borrowings is equal to the bank’s prime lending rate (4.75% at September 30, 2002).  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and certain additional limits.  Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth.  As of September 30, 2002, Phoenix Gold was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of September 30, 2002.  As of September 30, 2001, borrowings of $1,157,707 were outstanding under the line of credit at a weighted average interest rate of 5.59%.

Note 7 - TAXES

Income tax benefit (expense):

	2002	2001	2000
Current:
Federal	$(86,000)	$(31,000)	$(550,000)
State	(10,000)	(4,000)	(118,000)
Total current	(96,000)	(35,000)	(668,000)

Deferred:
Federal	23,000	120,000	9,000
State	3,000	14,000	1,000
Total deferred	26,000	134,000	10,000
Total	$(70,000)	$99,000	$(658,000)

Effective income tax rates are as follows:

	2002	2001	2000
Taxes at statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(4.4)	4.4	(4.4)
Other, net	(4.0)	(0.5)	(1.3)
Total	(42.4)%	37.9%	(39.7)%

The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

	2002	2001

Deferred tax liability - depreciation	$(81,000)	$(27,000)

Deferred tax assets:
Accrued expenses	344,000	295,000
Deferred gain on sale of facility	254,000	289,000
Goodwill and other intangibles	340,000	343,000
Inventory valuation	228,000	159,000
Total deferred tax assets	1,166,000	1,086,000
Net deferred taxes	$1,085,000	$1,059,000

Current deferred tax asset	$572,000	$454,000
Long-term deferred tax asset	513,000	605,000
Net deferred taxes	$1,085,000	$1,059,000

Note 8 - COMMITMENTS

Phoenix Gold leases its office, warehouse and manufacturing facility under a ten–year operating lease agreement that expires on June 30, 2009.  Terms of the lease include an option to extend the length of the lease for ten additional years.

Minimum future rentals under operating leases having initial or remaining terms of one year or more are as follows:

September 30,
2003	$564,000
2004	578,000
2005	593,000
2006	608,000
2007	623,000
Thereafter	1,126,000
Total	$4,092,000

Rent expense under operating leases for the years ended September 30, 2002, 2001 and 2000 was $557,000, $549,000 and $398,000.

Note 9 - SHAREHOLDERS’ EQUITY AND STOCK OPTION PLAN

Phoenix Gold’s Board of Directors and shareholders adopted and approved a stock option plan (the “Stock Option Plan”) on January 27, 1995.  Under the Stock Option Plan as amended July 16, 1996, the Board of Directors may grant incentive and nonqualified options to employees, directors and consultants to purchase up to 515,000 shares of common stock.

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

Information relating to option activity for the Stock Option Plan is set forth below:

		Outstanding Options		Exercisable
	Shares Available for Option	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

September 30, 1999	165,480	329,775	$4.85	271,508	$4.87

Granted	(2,800)	2,800	3.38
Canceled	22,200	(22,200)	4.79
September 30, 2000	184,880	310,375	4.85	278,809	4.87

Granted	(15,000)	15,000	1.28
Canceled	19,200	(19,200)	4.68
September 30, 2001	189,080	306,175	4.68	288,375	4.87

Granted	(15,000)	15,000	1.19
Canceled	40,250	(40,250)	4.75
September 30, 2002	214,330	280,925	$4.48	253,741	$4.83

The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 2002:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.19	-	$ 1.28	30,000	8.7	$1.23	3,750	$1.28
$ 3.13	-	$ 3.38	5,600	1.9	3.25	4,666	3.22
$ 4.00	-	$ 4.75	158,925	2.5	4.64	158,925	4.64
$ 5.15	-	$ 5.50	85,000	3.1	5.30	85,000	5.30
		$ 11.75	1,400	3.3	11.75	1,400	11.75
			280,925	3.3	$4.48	253,741	$4.83

At September 30, 2002, nonqualified options to purchase 16,200 shares of common stock were outstanding at exercise prices ranging from $1.15 to $4.63 per share.  Such options become exercisable ratably over a three-year period and expire from 2004 to 2007.  At September 30, 2002, Phoenix Gold has reserved 511,455 shares of common stock for issuance upon exercise of the stock options.

Phoenix Gold has elected to continue to account for stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  However, as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 2002, 2001 and 2000 using the Black-Scholes option pricing model.  The weighted average estimated fair value of options granted during 2002, 2001 and 2000 was $0.95, $1.15 and $2.35 per share.  The weighted average assumptions used for stock option grants during the years ended September 30, 2002, 2001 and 2000 were a risk free interest rate of 4.25%, 5.00% and 6.75%, an expected dividend yield of 0%, 0% and 0%, an expected life of 8.9 years, 8.9 years and 5.0 years and an expected volatility of 82.4%, 80.6% and 81.8%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options.

For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period.  Pro forma net earnings (loss) and earnings (loss) per share is as follows:

	2002	2001	2000

Pro forma net earnings (loss)	$86,000	$(200,000)	$938,000
Pro forma earnings (loss) per share:
Basic and diluted	0.03	(0.07)	0.31

The effects of applying SFAS No. 123 to provide pro forma disclosure are not likely to represent net earnings (loss) and earnings (loss) per share for future years since options vest over several years, additional awards are anticipated in future years, and assumptions used for any additional awards may vary from the current assumptions.

During 1999, Phoenix Gold began acquiring shares of its common stock in connection with a stock repurchase program announced in November 1998.  That program authorized the Company to purchase common stock from time-to-time on the open market or pursuant to negotiated transactions at price levels the Company deemed attractive.  For the year ended September 30, 2002, no shares were purchased.  For the years ended September 30, 2001 and 2000, Phoenix Gold purchased 20,000 shares of common stock for $39,400 and 207,400 shares of common stock for $605,069.

Note 10 - SALES AND MAJOR CUSTOMERS

Phoenix Gold operates in a single industry segment:  the design, manufacture and sales of electronics, accessories and speakers for use in the audio market.  Net sales by geographic region are as follows:

	2002	2001	2000

United States	$23,618,689	$21,539,403	$19,949,863
International:
Europe	1,941,074	2,119,131	2,707,278
Asia	1,724,052	1,556,817	1,382,724
Other	2,282,943	1,982,804	2,955,176
Total international	5,948,069	5,658,752	7,045,178
Net sales	$29,566,758	$27,198,155	$26,995,041

One customer accounted for 12.8%, 10.7% and 11.0% of the Company’s net sales during the years ended September 30, 2002, 2001 and 2000.  As of September 30, 2002, one customer accounted for 13.7% of net accounts receivable.  As of September 30, 2001, no customer accounted for 10% or more of net accounts receivable.  As of September 30, 2002 and 2001, approximately 37.7% and 24.2% of net accounts receivable are attributable to export sales.

Note 11 - BENEFIT PLAN

Phoenix Gold adopted a profit sharing and 401(k) savings plan in September 1997, which covers substantially all employees.  Participating employees may defer up to 15% of their compensation, subject to certain regulatory limitations.  The Company matches 100% of employee contributions up to $750 of each participating employee’s compensation.  The matching contribution expense was $44,000, $45,000 and $58,000 for the years ended September 30, 2002, 2001 and 2000.

The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  No profit sharing expense was approved for the years ended September 30, 2002, 2001 and 2000.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of operating results by quarter for the years ended September 30, 2002 and 2001:

	December 31	March 31	June 30	September 30	Total

2002 quarter ended

Net sales	$6,860,245	$7,993,865	$8,063,132	$6,649,516	$29,566,758
Gross profit	1,448,221	1,867,204	2,055,820	1,274,189	6,645,434
Net earnings (loss)	6,525	84,635	214,370	(210,287)	95,243
Earnings (loss) per share	0.00	0.03	0.07	(0.07)	0.03

2001 quarter ended

Net sales	$5,527,160	$5,956,699	$7,402,182	$8,312,114	$27,198,155
Gross profit	1,249,746	1,315,913	1,624,016	1,750,275	5,939,950
Net earnings (loss)	6,003	(156,882)	19,548	(30,944)	(162,275)
Earnings (loss) per share	0.00	(0.05)	0.01	(0.01)	(0.05)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.

By:	/s/ Keith A. Peterson
Keith A. Peterson
Chairman and Chief Executive Officer

Date:	December 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Keith A. Peterson	Chairman and Chief	December 23, 2002
Keith A. Peterson	Executive Officer
(Principal Executive Officer)

/s/ Timothy G. Johnson	President, Chief Operating	December 23, 2002
Timothy G. Johnson	Officer and Director

/s/ Joseph K. O’Brien	Vice President, Chief Financial	December 23, 2002
Joseph K. O’Brien	Officer and Secretary (Principal
Financial and Accounting Officer)

/s/ Robert A. Brown	Director	December 23, 2002
Robert A. Brown

/s/ Edward A. Foehl	Director	December 23, 2002
Edward A. Foehl

/s/ Frank G. Magdlen	Director	December 23, 2002
Frank G. Magdlen

CERTIFICATION

I, Keith A. Peterson, certify that:

1.	I have reviewed this annual report on Form 10-K of Phoenix Gold International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002
(date)

/s/ Keith A. Peterson
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Joseph K. O’Brien, certify that:

1.	I have reviewed this annual report on Form 10-K of Phoenix Gold International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002
(date)

/s/ Joseph K. O’Brien
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certain Factors to Consider in Connection with Forward-Looking Statements