Form 10-Q
period 2002-12-31
PHOENIX GOLD INTERNATIONAL INC
filed 2003-02-12
CIK 943032

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 3,006,945 shares of the issuer’s common stock outstanding as of January 31, 2003.

PHOENIX GOLD INTERNATIONAL, INC.

Form 10-Q for the Quarter Ended December 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$497,920	$214,814
Accounts receivable, net	2,726,461	3,610,939
Inventories	7,658,727	7,765,523
Prepaid expenses	293,816	188,140
Deferred taxes	746,000	572,000
Total current assets	11,922,924	12,351,416

Property and equipment, net	1,032,437	1,102,498
Deferred taxes	559,000	513,000
Other assets	404,297	552,336
Total assets	$13,918,658	$14,519,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,066,082	$1,297,507
Accrued payroll and benefits	487,909	430,048
Accrued customer rebates	400,844	382,972
Other accrued expenses	432,322	498,684
Total current liabilities	2,387,157	2,609,211

Deferred gain on sale of facility	637,504	662,023

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock;
Authorized — 5,000,000 shares; none outstanding	—	—
Common stock, no par value;
Authorized — 20,000,000 shares
Issued and outstanding — 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,382,469	4,736,488
Total shareholders’ equity	10,893,997	11,248,016
Total liabilities and shareholders’ equity	$13,918,658	$14,519,250

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2002	2001

Net sales	$5,223,934	$6,860,245

Cost of sales	4,109,021	5,412,024

Gross profit	1,114,913	1,448,221

Operating expenses:
Selling	867,799	777,867
General and administrative	699,723	645,714

Total operating expenses	1,567,522	1,423,581

Income (loss) from operations	(452,609)	24,640

Other income (expense):
Interest income	632	572
Interest expense	(14)	(14,687)
Other expense, net	(1,028)	—

Total other expense	(410)	(14,115)

Earnings (loss) before income taxes	(453,019)	10,525

Income tax benefit (expense)	167,000	(4,000)

Earnings (loss) before cumulative effect of accounting change	(286,019)	6,525

Cumulative effect of accounting change, net of tax	(68,000)	—

Net earnings (loss)	$(354,019)	$6,525

Earnings (loss) per share:
Before accounting change — basic and diluted	$(0.10)	$0.00
Accounting change — basic and diluted	(0.02)	0.00

Earnings (loss) per share — basic and diluted	$(0.12)	$0.00

Average shares outstanding — basic and diluted	3,006,945	3,006,945

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(354,019)	$6,525
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134,388	132,529
Cumulative effect of accounting change, net	68,000	—
Deferred taxes	(175,000)	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	884,478	1,504,154
Inventories	106,796	415,904
Prepaid expenses	(105,676)	(116,150)
Accounts payable	(231,425)	(965,359)
Accrued expenses	9,371	(99,735)

Net cash provided by operating activities	336,913	867,868

Cash flows from investing activities:
Capital expenditures, net	(53,807)	(137,001)

Net cash used in investing activities	(53,807)	(137,001)

Cash flows from financing activities:
Line of credit, net	—	(157,707)

Net cash used in financing activities	—	(157,707)

Increase in cash and cash equivalents	283,106	573,160

Cash and cash equivalents, beginning of period	214,814	1,002

Cash and cash equivalents, end of period	$497,920	$574,162

Supplemental disclosure:
Cash paid for interest	$—	$15,000
Cash paid for income taxes	—	12,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.
Notes to Financial Statements
(Unaudited)

Note 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at December 31, 2002 and the results of its operations and its cash flows for the three-month periods ended December 31, 2002 and 2001.

Note 2 - REPORTING PERIODS

The Company’s fiscal year is the 52-week or 53-week period ending the last Sunday in September.  Fiscal 2003 and fiscal 2002 are 52-week years and all quarters are 13-week periods.  For presentation convenience, the Company has indicated in these financial statements that its fiscal year ended on September 30 and that the three months presented ended on December 31.

Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 changed the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in past business combinations, cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles are now analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 became effective for the Company’s fiscal year beginning October 1, 2002.

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the three months ended December 31, 2002.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three months ended December 31, 2001 was $12,000.

Included in other assets at December 31, 2002 are intangible assets of $299,000 consisting primarily of trademarks and a noncompetition agreement.  Amortization expense for the three months ended December 31, 2002 was $32,000.  The estimated future amortization expense of the intangible assets for the years ending September 30, 2003, 2004, 2005 and 2006 is $127,000, $119,000, $74,000 and $11,000. It is estimated that the intangible assets will be fully amortized in fiscal 2006.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 became effective as of October 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at December 31, 2002 is an accrual of approximately $240,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $70,000 during the three months ended December 31, 2002.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure: An Amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002.  The Company continues to account for its fixed plan stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company does not expect adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

Note 4 - INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	December 31, 2002	September 30, 2002

Raw materials and work-in-process	$2,751,559	$2,924,498
Finished goods	4,907,168	4,841,025
Total inventories	$7,658,727	$7,765,523

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2002	September 30, 2002

Machinery and equipment	$3,340,469	$3,691,770
Office equipment and furniture	1,771,133	1,741,398
Leasehold improvements	172,710	170,494
	5,284,312	5,603,662
Less accumulated depreciation and amortization	(4,251,875)	(4,501,164)
Total property and equipment, net	$1,032,437	$1,102,498

Note 6 - LINE OF CREDIT

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1%.  As of December 31, 2002, the Company was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of that date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements in this report that are not statements of historical results should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company.  Among the factors that could cause actual results to differ materially are the following: the adverse effect of reduced discretionary consumer spending; competitive factors; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; fixed operating expenses; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company’s dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company’s common stock, as well as other factors discussed in Exhibit 99.3 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which exhibit is hereby incorporated by reference.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company does not intend to update its forward-looking statements.

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

The Company’s accounting policies are disclosed in its 2002 Annual Report on Form 10-K. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 changed the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in past business combinations, cease upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles are now analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 became effective for the Company’s fiscal year beginning October 1, 2002.

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the three months ended December 31, 2002.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three months ended December 31, 2001 was $12,000.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale.  This Statement also broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 became effective as of October 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at December 31, 2002 is an accrual of approximately $240,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $70,000 during the three months ended December 31, 2002.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure: An Amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002.  The Company continues to account for its fixed plan stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company does not expect adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

Except as described above, there have been no material changes to the Company’s accounting policies during the three months ended December 31, 2002.  The more significant of the Company’s accounting policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities, valuing accounts receivable, inventory, long-lived and deferred tax assets.

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

The Company also provides for certain sales allowances which include sales rebates, co-op advertising incentives and other volume-based incentives.  The Company records a provision for estimated incentives based upon the incentives offered to customers on product related sales in the same period as the related revenues are recorded. If the historical data the Company uses to calculate these estimates do not properly reflect future sales allowances, revenue could be misstated.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  The same technique used to compute the allowance at September 30, 2002 was used at December 31, 2002.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Future taxable income and ongoing prudent and feasible tax planning strategies are estimated in assessing the need for the valuation allowance.  Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The effect of such adjustment would be to reduce earnings.  The Company determined that a valuation allowance was not necessary at December 31, 2002.

Results of Operations

Net sales decreased $1.6 million, or 23.9%, to $5,224,000 for the three months ended December 31, 2002 compared to $6,860,000 for the three months ended December 31, 2001. Domestic sales decreased $1.3 million, or 22.4%, to $4.3 million for the three months ended December 31, 2002 compared to $5.6 million for the three months ended December 31, 2001.  Sales of electronics to a significant domestic customer decreased $261,000, or 28.2%, to $664,000 for the three months ended December 31, 2002 compared to $925,000 for the comparable period in fiscal 2002.  Additionally, sales of speakers to a domestic OEM customer decreased during the quarter.  Purchase orders by these customers may fluctuate significantly from quarter to quarter.  Sales of speakers, electronics and accessories decreased 60.3%, 7.7% and 6.6%, respectively, for the three months ended December 31, 2002 compared to the corresponding quarter in fiscal 2002.  The decreased sales of speakers were primarily due to decreased sales of AudioSource products.  During the first quarter of fiscal 2002, a large domestic retailer placed a large holiday season order for home audio speakers.  A similar order was not received for the first quarter of fiscal 2003.

International sales decreased $385,000, or 30.3%, to $886,000 for the three months ended December 31, 2002 compared to $1.3 million for the three months ended December 31, 2001.

International sales represented 17.0% and 18.5% of total net sales for the three months ended December 31, 2002 and 2001, respectively.  The decrease resulted primarily from a 38.5% decrease in sales to Asia and a 35.6 % decrease in sales to other international markets.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  The Company had one customer during the three months ended December 31, 2002 that accounted for more than 10% of net sales.  The timing and volume of customer activity can vary significantly from period to period.  Management expects decreased sales for the Company in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 due to the continuing reduced spending by consumers on discretionary items.  The loss of business from one or more principal customers or a change in the sales volume to a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross profit remained essentially unchanged from a year ago at 21.3% of net sales for the three months ended December 31, 2002 compared to 21.1% of net sales for the three months ended December 31, 2001.  Due to the range of products that the Company sells, the product sales mix can produce a range of gross margins.  Some markets in which the Company operates also yield lower gross margins than others.  Gross margins on sales of AudioSource products are less than gross margins on sales of other Company products.  The change in sales mix was partially offset by the decrease in sales volume.  The decrease in sales volume caused fixed labor and manufacturing overhead to increase as a percentage of sales.

Operating expenses consist of selling, general and administrative expenses.  Total operating expenses increased $144,000, or 10.1%, to $1,568,000 for the three months ended December 31, 2002 compared to $1,424,000 for the three months ended December 31, 2001.  Operating expenses were 30.0% and 20.8% of net sales in the respective three-month periods.

Selling expenses increased $90,000, or 11.6%, to $868,000 for the three months ended December 31, 2002 compared to $778,000 for the comparable fiscal 2002 period.  Selling expenses were 16.6% and 11.3% of net sales in the respective three-month periods.  The increased selling expenses were due to increased personnel and payroll expenses.

General and administrative expenses increased $54,000, or 8.4%, to $700,000 for the three months ended December 31, 2002 compared to $646,000 for the comparable fiscal 2002 period.  General and administrative expenses were 13.4% and 9.4% of net sales in the respective three-month periods.  The increased general and administrative expenses were primarily due to increased engineering expenses as a result of additional engineering personnel and new product development activities.

Other expense decreased by $13,600 to $400 of other expense for the three months ended December 31, 2002 compared to $14,000 of other expense for the three months ended December 31, 2001.  The decrease in other expense was due to decreased interest expense attributable to decreased average balances outstanding under the line of credit.

The tax benefit was $167,000 for the three months ended December 31, 2002 due to a loss before income taxes for the period.  Tax expense was $4,000 for the three months ended December 31, 2001 due to earnings before income taxes for the period.  Deferred taxes of $746,000 and $559,000 are recorded as current and long-term assets at December 31, 2002 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and a net operating loss carryforward resulting from the net loss for the three months ended December 31, 2002.

On October 1, 2002, the Company adopted SFAS No. 142 and recorded a goodwill impairment loss of $68,000, net of tax of $45,000, or $0.02 per share - basic and diluted (based on 3.0 million shares outstanding) as the effect of a change in accounting principle.  Goodwill amortization expense for the three months ended December 31, 2001 was $12,000.

The net loss was $354,000, or $0.12 per share - basic and diluted (based on 3.0 million shares outstanding), for the three months ended December 31, 2002, compared to net earnings of $6,000, or $0.00 per share - basic and diluted (based on 3.0 million shares outstanding) for the three months ended December 31, 2001.  Decreased sales and increased operating expenses resulted in the net loss.

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, for capital expenditures.  The Company financed its operations during the first quarter of fiscal 2003 from cash generated from operating activities.  Net cash provided by operating activities was $337,000 for the three months ended December 31, 2002.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practice may result in low reported cash balances.

The Company’s future cash flows from operations are dependent upon several factors including, but not limited to:

-                    the ability of the Company to attract new and retain existing customers,

-                    the volume of sales for these customers, or the loss of business of one or more primary customer,

-                    changes in sales mix,

-                    changes in general economic conditions,

-                    management’s effectiveness in managing the manufacturing process, and

-                    the ability to collect in full and in a timely manner amounts due to the Company.

Cash and cash equivalents increased by $283,000 during the three months ended December 31, 2002 due principally to collections of outstanding accounts receivables and reduction in inventories offset in part by the net loss of $354,000.  Accounts receivable decreased by $884,000 during the first quarter of fiscal 2003 due to a decrease in sales in the first fiscal quarter of 2003 compared to the fourth quarter of fiscal 2002.  Inventories decreased by $107,000 during the first quarter of fiscal 2003 due to decreased purchases of raw materials.  Prepaid expenses increased $106,000 during the three months ended December 31, 2002 primarily due to trade show deposits and insurance costs incurred at the beginning of the Company’s fiscal year.  Accounts payable decreased $231,000 during the first quarter of fiscal 2003 due to the decrease in inventories and timing of payment due dates.  Overall, net working capital decreased $206,000 to $9.5 million at December 31, 2002 from $9.7 million at September 30, 2002.

The Company invested $54,000 in capital expenditures in the three months ended December 31, 2002.  Management anticipates that discretionary capital expenditures for the remainder of fiscal 2003 will not exceed $500,000.  These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1%.  As of December 31, 2002, the Company was eligible to borrow $3.5 million under the line of credit.  No borrowings were outstanding under the line of credit as of that date.

The Company has disclosed additional information pertaining to obligations and commitments to make future cash payments in the financial statements contained in its 2002 Annual Report on Form 10-K, note 8.  Minimum future rentals under operating leases having initial or remaining terms of one year or more for the years ending September 30, 2003, 2004, 2005, 2006, 2007 and thereafter are $564,000, $578,000, $593,000, $608,000, $623,000 and $1,126,000, respectively.

The Company believes that cash generated from operations and cash available through its credit facility should be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of December 31, 2002, the Company had cash and cash equivalents of $498,000 compared to $215,000 as of September 30, 2002.  When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

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

Item 4.    Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

10.19	Amendment dated January 30, 2003 to Loan Agreement and Note dated March 15, 2002 between the Company and U.S. Bank National Association

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PHOENIX GOLD INTERNATIONAL, INC.

/s/ Joseph K. O’Brien
Joseph K. O’Brien
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Dated: February 12, 2003

CERTIFICATION

I, Keith A. Peterson, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Phoenix Gold International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

/s/ Keith A. Peterson
Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Joseph K. O’Brien, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Phoenix Gold International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(f)                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(c)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

/s/ Joseph K. O’Brien
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit

10.19	Amendment dated January 30, 2003 to Loan Agreement and Note dated March 15, 2002 between the Company and U.S. Bank National Association

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002