Form 10-Q
period 2003-03-31
PHOENIX GOLD INTERNATIONAL INC
filed 2003-05-14
CIK 943032

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

There were 3,006,945 shares of the issuer’s common stock outstanding as of April 30, 2003.

PHOENIX GOLD INTERNATIONAL, INC.

Form 10-Q for the Quarter Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$1,002	$214,814
Accounts receivable, net	2,981,968	3,610,939
Inventories	7,485,565	7,765,523
Prepaid expenses	249,179	188,140
Deferred taxes	999,000	572,000
Total current assets	11,716,714	12,351,416

Property and equipment, net	1,082,566	1,102,498
Deferred taxes	536,000	513,000
Other assets	369,543	552,336
Total assets	$13,704,823	$14,519,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$497,914	$—
Accounts payable	870,697	1,297,507
Accrued payroll and benefits	359,994	430,048
Accrued customer rebates	321,051	382,972
Other accrued expenses	523,802	498,684
Total current liabilities	2,573,458	2,609,211

Deferred gain on sale of facility	612,984	662,023

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock; Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized - 20,000,000 shares Issued and outstanding - 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,006,853	4,736,488
Total shareholders’ equity	10,518,381	11,248,016
Total liabilities and shareholders’ equity	$13,704,823	$14,519,250

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Net sales	$5,419,229	$7,993,865	$10,643,163	$14,854,110

Cost of sales	4,264,872	6,126,661	8,373,893	11,538,685

Gross profit	1,154,357	1,867,204	2,269,270	3,315,425

Operating expenses:
Selling	986,097	1,032,058	1,853,896	1,809,925
General and administrative	767,053	695,606	1,466,776	1,341,320

Total operating expenses	1,753,150	1,727,664	3,320,672	3,151,245

Income (loss) from operations	(598,793)	139,540	(1,051,402)	164,180

Other income (expense):
Interest income	113	546	745	1,118
Interest expense	(3,117)	(1,983)	(3,131)	(16,670)
Other income, net	4,181	2,532	3,153	2,532

Total other income (expense)	1,177	1,095	767	(13,020)

Earnings (loss) before income taxes	(598,616)	140,635	(1,050,635)	151,160

Income tax benefit (expense)	222,000	(56,000)	389,000	(60,000)

Earnings (loss) before cumulative effect of accounting change	(375,616)	84,635	(661,635)	91,160

Cumulative effect of accounting change, net of tax	—	—	(68,000)	—

Net earnings (loss)	$(375,616)	$84,635	$(729,635)	$91,160

Earnings (loss) per share:
Before accounting change – basic and diluted	$(0.12)	$0.03	$(0.22)	$0.03
Accounting change – basic and diluted	0.00	0.00	(0.02)	0.00

Earnings (loss) per share – basic and diluted	$(0.12)	$0.03	$(0.24)	$0.03

Average shares outstanding:
Basic	3,006,945	3,006,945	3,006,945	3,006,945
Diluted	3,006,945	3,007,563	3,006,945	3,006,945

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(729,635)	$91,160
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	267,346	267,995
Cumulative effect of accounting change, net	68,000	—
Deferred taxes	(405,000)	(55,000)
Changes in operating assets and liabilities:
Accounts receivable	628,971	770,962
Inventories	279,958	1,432,925
Prepaid expenses	(61,039)	(94,491)
Accounts payable	(426,810)	(988,943)
Accrued expenses	(106,857)	81,052

Net cash provided by (used in) operating activities	(485,066)	1,505,660

Cash flows from investing activities:
Capital expenditures, net	(226,660)	(203,911)

Net cash used in investing activities	(226,660)	(203,911)

Cash flows from financing activities:
Line of credit, net	497,914	(1,157,707)

Net cash provided by (used in) financing activities	497,914	(1,157,707)

Increase (decrease) in cash and cash equivalents	(213,812)	144,042

Cash and cash equivalents, beginning of period	214,814	1,002

Cash and cash equivalents, end of period	$1,002	$145,044

Supplemental disclosures:
Cash paid for interest	$3,000	$17,000
Cash paid for income taxes	—	12,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2003 and the results of its operations for the three- and six-month periods ended March 31, 2003 and 2002 and its cash flows for the six-months ended March 31, 2003 and 2002.

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

Note 3 - NEW ACCOUTING PRONOUNCEMENTS

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

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the six months ended March 31, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three- and six-month periods ended March 31, 2002 was $12,000 and $25,000.

Included in other assets at March 31, 2003 are intangible assets of $268,000 consisting primarily of trademarks and a noncompetition agreement.  Amortization expense for the three and six months ended March 31, 2003 was $32,000 and $64,000.  The estimated future amortization expense of the intangible assets for the years ending September 30, 2003, 2004, 2005 and 2006 is $127,000, $119,000, $74,000 and $11,000. It is estimated that the intangible assets will be fully amortized in fiscal 2006.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at March 31, 2003 is an accrual of approximately $265,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $140,000 during the six months ended March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure: An Amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002.  The Company continues to account for its fixed plan stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.  See Note 7.

Note 4 - INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2003	September 30, 2002

Raw materials and work-in-process	$2,722,599	$2,924,498
Finished goods	4,762,966	4,841,025

Total inventories	$7,485,565	$7,765,523

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2003	September 30, 2002

Machinery and equipment	$3,428,348	$3,691,770
Office equipment and furniture	1,849,301	1,741,398
Leasehold improvements	175,335	170,494
	5,452,984	5,603,662
Accumulated depreciation and amortization	(4,370,418)	(4,501,164)

Total property and equipment, net	$1,082,566	$1,102,498

Note 6 - LINE OF CREDIT

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1%.  As of March 31, 2003, the Company was eligible to borrow $3.5 million under the line of credit.  As of March 31, 2003, borrowings of $497,914 were outstanding under the line of credit.

Note 7 - STOCK OPTION PLAN

At March 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  The Company accounts for this Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations.  No stock-based compensation cost is reflected in net earnings (loss), as all options granted under this Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Net earnings (loss), as reported	$(375,616)	$84,635	$(729,635)	$91,160

Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	(2,000)	—	(5,000)

Pro forma net earnings (loss)	$(375,616)	$82,635	$(729,635)	$86,160

Earnings (loss) per share:
Basic and diluted – as reported	$(0.12)	$0.03	$(0.24)	$0.03
Basic and diluted – pro forma	(0.12)	0.03	(0.24)	0.03

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements in this report that are not statements of historical results should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company.  Among the factors that could cause actual results to differ materially are the following: the adverse effect of reduced discretionary consumer spending; competitive factors; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; fixed operating expenses relative to revenues; the need to introduce new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company’s dependence on key employees; the need to protect intellectual property; environmental regulation; and the potential delisting and limited trading volume of the Company’s common stock, as well as other factors discussed in Exhibit 99.3 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which exhibit is hereby incorporated by reference.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company does not intend to update its forward-looking statements.

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

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the six months ended March 31, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three and six months ended March 31, 2002 was $12,000 and $25,000.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at March 31, 2003 is an accrual of approximately $265,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $140,000 during the six months ended March 31, 2003.

Except as described above, there have been no material changes to the Company’s accounting policies during the six months ended March 31, 2003.  The more significant of the Company’s accounting policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities, valuing accounts receivable, inventory, long-lived and deferred tax assets.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  The same technique used to compute the allowance at September 30, 2002 was used at March 31, 2003.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

Long-Lived Assets

The Company evaluates the fair value and future benefits of long-lived assets by estimating undiscounted future cash flows of the related assets and reduces the carrying value of the long-lived assets by the excess, if any, of the result of such calculation.  The Company believes that the carrying values and estimated useful lives continue to be appropriate at this time.  Future adverse changes in market conditions or poor operating results of the underlying long-lived assets could result in an inability to recover the carrying value of the long-lived assets that may not be reflected in the current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Future taxable income and ongoing prudent and feasible tax planning strategies are estimated in assessing the need for the valuation allowance.  Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The effect of such adjustment would be to reduce earnings.  The Company determined that a valuation allowance was not necessary at March 31, 2003.

Results of Operations

Net sales decreased $2.6 million, or 32.2%, to $5.4 million for the three months ended March 31, 2003 from $8.0 million for the three months ended March 31, 2002.  Domestic sales decreased $2.4 million, or 36.5%, to $4.1 million for the three months ended March 31, 2003 compared to $6.5 million for the three months ended March 31, 2002.  Sales of electronics, speakers and accessories decreased 38.1%, 15.3% and 42.3%, respectively, for the three months ended March 31, 2003 compared to the corresponding quarter in fiscal 2002.  Sales of electronics decreased primarily due to decreased sales to a significant customer and Phoenix Gold car audio products.  Sales to the significant customer decreased $999,000, or 73.3%, to $400,000 for the three months ended March 31, 2003 compared to $1.4 million for the three months ended March 31, 2002.  Sales of speakers decreased primarily due to decreased sales of AudioSource products offset in part by increased sales of Phoenix Gold car and home products.  International sales decreased $207,000, or 13.8%, to $1.3 million from $1.5 million in the comparable 2002 period.  The decrease resulted primarily from a 39.3% decrease in sales to Asia and a 22.4% decrease in sales to Europe, offset in part by a 13.6% increase in sales to other international markets.  International sales represented 23.9% and 18.8% of net sales for the three months ended March 31, 2003 and 2002, respectively.

Net sales for the six months ended March 31, 2003 decreased $4.2 million, or 28.3%, to $10,643,000 from $14,854,000 for the six months ended March 31, 2002.  Domestic sales decreased $3.6 million, or 28.3%, to $8.5 million for the six months ended March 31, 2003 compared to $12.1 million for the six months ended March 31, 2002.  Sales of electronics to a significant customer decreased $1.3 million, or 55.0%, to $1.0 million for the six months ended March 31, 2003 compared to $2.3 million for the comparable period in fiscal 2002.  For the six months ended March 31, 2003, international sales decreased 21.3% to $2.2 million from $2.8 million in the comparable 2002 period.  The decrease resulted from a 38.8% decrease in sales to Asia, a 18.1% decrease in sales to Europe and a 12.1% decrease in sales to other international markets.  International sales represented 20.5% and 18.7% of net sales for the six months ended March 31, 2003 and 2002, respectively.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  No customer accounted for 10% or more of the Company’s net sales during the six months ended March 31, 2003.  The Company had one customer during the six months ended March 31, 2002 that accounted for more than 10% of net sales.  The timing and volume of customer activity can vary significantly from period to period.  Management expects decreased sales for the Company in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 due to the continued reduced spending by consumers on discretionary items.  The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross profit decreased to 21.3% of net sales for the three months ended March 31, 2003 from 23.4% for the three months ended March 31, 2002.  Gross profit decreased to 21.3% of net sales for the six months ended March 31, 2003 from 22.3% of net sales for the comparable prior period.  Due to the range of products that the Company sells, the product sales mix can produce a range of profit margins.  Some markets in which the Company operates also yield lower profit margins than others.  Gross margins on sales of AudioSource products are less than gross margins on sales of other Company products.  The decrease in sales volume caused fixed labor and manufacturing overhead to increase as a percentage of sales, which was offset in part by a change in sales mix.

Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional changes in operating expenses that are disproportionate to changes in net sales.  This policy has resulted in and may continue to result in variations in operating expenses as a percentage of sales from period to period.  On February 25, 2003, the Company reorganized its workforce, including the reassignment of certain production personnel. These actions reduced the Company’s workforce by approximately 22%.  Further, in March 2003, the Company implemented a 5% company-wide pay reduction.

Operating expenses consist of selling, general and administrative expenses.  Total operating expenses increased $25,000, or 1.5%, to $1,753,000 for the three months ended March 31, 2003 compared to $1,728,000 for the three months ended March 31, 2002.  Operating expenses were 32.4% and 21.6% of net sales in the respective three-month periods.  Operating expenses increased $169,000, or 5.4%, to $3,321,000 for the six months ended March 31, 2003 compared to $3,151,000 for the comparable period in fiscal 2002.  Operating expenses were 31.2% and 21.2% of net sales in the respective six-month periods.

Selling expenses decreased $46,000, or 4.5%, to $986,000 for the three months ended March 31, 2003 compared to $1,032,000 for the comparable 2002 period.  Selling expenses were 18.2% and 12.9% of net sales in the respective three-month periods.  Selling expenses increased $44,000, or 2.4%, to $1,854,000 for the first half of fiscal 2003 from $1,810,000 for the first half of fiscal 2002.  Selling expenses were 17.4% and 12.2% of net sales in the respective six-month periods.  The decreased selling expenses for the three months ended March 31, 2003 was due to decreased commissions paid to independent representatives selling the Company’s products and decreased consulting expenses, offset in part by increased personnel and payroll expenses.  The increased selling expenses for the six months ended March 31, 2003 was due to increased personnel and payroll expenses offset in part by decreased commissions paid to independent representatives and decreased consulting expenses.

General and administrative expenses increased $71,000, or 10.3%, to $767,000 for the three months ended March 31, 2003 compared to $696,000 for the comparable 2002 period.  General and administrative expenses were 14.2% and 8.7% of net sales in the respective three-month periods.  General and administrative expenses increased $125,000, or 9.4%, in the first half of fiscal 2003 to $1,467,000, compared to $1,341,000 for the first half of fiscal 2002.  General and administrative expenses were 13.8% and 9.0% of net sales in the respective six-month periods.  The increased general and administrative expenses were primarily due to increased engineering expenses as a result of additional engineering personnel and new product development activities.

Other income (expense) was unchanged at $1,000 of other income for the three months ended March 31, 2003 and 2002.  Other income (expense) increased by $14,000 to $1,000 of other income for the first half of fiscal 2003 compared to $13,000 of other expense for the first half of fiscal 2002.  The increase in other income for the six months ended March 31, 2003 was due to the reduction of interest expense due to reduced average amounts outstanding under the line of credit.

The tax benefit was $222,000 and $389,000 for the three- and six-month periods ended March 31, 2003 due to a loss before income taxes in the respective three- and six-month periods.  For the three- and six-month periods ended March 31, 2002, tax expense was $56,000 and $60,000 due to earnings before income taxes in the respective periods.  Deferred taxes of

$999,000 and $536,000 are recorded as current and long-term assets at March 31, 2003 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and a net operating loss carryforward resulting from the net loss for the three and six months ended March 31, 2003.

On October 1, 2002, the Company adopted SFAS No. 142 and recorded a goodwill impairment loss of $68,000, net of tax of $45,000, or $0.02 per share - basic and diluted (based on 3.0 million shares outstanding) as the effect of a change in accounting principle.  Goodwill amortization expense for the three and six months ended March 31, 2002 was $12,000 and $25,000.

The net loss was $376,000, or $0.12 per share - basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2003, compared to net earnings of $85,000, or $0.03 per share - basic and diluted (based on 3.0 million shares outstanding), for the three months ended March 31, 2002.  The net loss was $730,000, or $0.24 per share - basic and diluted (based on 3.0 million shares outstanding), for the six months ended March 31, 2003, compared to net earnings of $91,000, or $0.03 per share - basic and diluted (based on 3.0 million shares outstanding), for the comparable 2002 period.  Decreased sales and increased operating expenses resulted in the net loss.

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, for capital expenditures.  The Company financed its operations during the six months ended March 31, 2003 from borrowings under its revolving line of credit.  Net cash used in operating activities was $485,000 for the six months ended March 31, 2003.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow from operations exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practice may result in low reported cash balances.

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

Cash and cash equivalents decreased by $214,000 during the six months ended March 31, 2003 due principally to the net loss.  Accounts receivable decreased by $629,000 due to decreased sales during the first half of fiscal 2003.  Inventories decreased by $280,000 due to decreased purchases of raw materials and finished goods.  Prepaid expenses increased $61,000 primarily due to trade show deposits and insurance costs incurred in the beginning of the Company’s fiscal year.  Accounts payable decreased $427,000 due to the decrease in inventories and timing of payment due dates.  Accrued expenses decreased $107,000 due to decreased accrued payroll and benefits and accrued customer rebates at March 31, 2003.  Overall, net working capital decreased $599,000 during the first half of fiscal 2003 due to the net loss.

The Company invested $227,000 in capital expenditures during the six months ended March 31, 2003.  Management anticipates that discretionary capital expenditures for the remainder of fiscal 2003 will be approximately $300,000.  These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1%.  As of March 31, 2003, the Company was eligible to borrow $3.5 million under the line of credit.  As of March 31, 2003, borrowings of $497,914 were outstanding under the line of credit.

Information pertaining to the Company’s obligations and commitments to make future cash payments is described more fully in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  Minimum future rentals under operating leases having initial or remaining terms of one year or more for the years ending September 30, 2003, 2004, 2005, 2006, 2007 and thereafter are $564,000, $578,000, $593,000, $608,000, $623,000 and $1,126,000, respectively.

The Company believes that cash available through its credit facility and cash generated from operations, if any, should be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of March 31, 2003, the Company had cash and cash equivalents of $1,000 compared to $215,000 as of September 30, 2002.  When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

The Company sells its products and purchases its inventories primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material.  The Company does not engage in foreign currency hedging activities.

The Company borrows from time to time under its revolving line of credit.  Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate.  The Company is not a party to interest rate swaps or caps.  The Company believes that a 100 basis point increase or decrease in the interest rate on borrowings outstanding under the line of credit would not materially effect the results of operations of the Company.

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

PART II.    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 11, 2003.  Voting common shareholders took the following actions at the meeting:

1.       The shareholders elected the following nominees to the Company’s Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non-votes
Keith A. Peterson	2,431,761	488,050	0	0
Timothy G. Johnson	2,431,761	488,050	0	0
Robert A. Brown	2,431,761	488,050	0	0
Edward A. Foehl	2,431,061	488,750	0	0
Frank G. Magdlen	2,431,661	488,150	0	0

2.       The shareholders voted to ratify management’s selection of auditors for fiscal 2003 by the affirmative vote of 2,908,382 shares, with 7,825 shares voting against ratification and 3,604 shares abstaining.  There were no broker non-votes with respect to this proposition.

3.       The shareholders did not approve a shareholder proposal related to cumulative voting with 2,101,176 shares voting against the proposal, 551,149 shares voting in favor of the proposal, 2,764 shares abstaining and 264,722 shares not voted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A current report on Form 8-K dated February 25, 2003, was filed on
February 28, 2003 to report the public disclosure of a reorganization of the Company’s workforce.

A current report on Form 8-K dated March 27, 2003, was filed on
March 31, 2003 to report the public disclosure of a notification received from The Nasdaq Stock Market, Inc. advising that the
Company’s common stock had not maintained a minimum market
value of publicly held shares of $1 million as required for continued
inclusion in the Nasdaq SmallCap Market in accordance with
Marketplace Rule 4310(c)(7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.

/s/ Joseph K. O’Brien
Joseph K. O’Brien
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: May 14, 2003

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

May 14, 2003

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

May 14, 2003

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