Form 10-Q
period 2003-06-30
PHOENIX GOLD INTERNATIONAL INC
filed 2003-08-12
CIK 943032

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

There were 3,006,945 shares of the issuer’s common stock outstanding as of July 31, 2003.

PHOENIX GOLD INTERNATIONAL, INC.
Form 10-Q for the Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$1,000	$214,814
Accounts receivable, net	5,007,920	3,610,939
Inventories	7,012,666	7,765,523
Prepaid expenses	196,296	188,140
Deferred taxes	860,000	572,000
Total current assets	13,077,882	12,351,416

Property and equipment, net	1,009,375	1,102,498
Deferred taxes	531,000	513,000
Other assets	334,789	552,336

Total assets	$14,953,046	$14,519,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,206,027	$—
Accounts payable	890,028	1,297,507
Accrued payroll and benefits	554,082	430,048
Accrued customer rebates	364,487	382,972
Other accrued expenses	607,483	498,972
Total current liabilities	3,622,107	2,609,211

Deferred gain on sale of facility	588,465	662,023

Commitments and contingencies

Shareholders’ equity:
Preferred stock; Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized - 20,000,000 shares Issued and outstanding - 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	4,230,946	4,736,488
Total shareholders’ equity	10,742,474	11,248,016

Total liabilities and shareholders’ equity	$14,953,046	$14,519,250

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Net sales	$8,032,132	$8,063,132	$18,675,476	$22,917,242

Cost of sales	5,841,071	6,007,312	14,214,964	17,545,997

Gross profit	2,191,242	2,055,820	4,460,512	5,371,245

Operating expenses:
Selling	1,035,413	1,043,935	2,889,309	2,853,860
General and administrative	759,973	656,516	2,226,749	1,997,836

Total operating expenses	1,795,386	1,700,451	5,116,058	4,851,696

Income (loss) from operations	395,856	355,369	(655,546)	519,549

Other income (expense):
Interest income	—	2,001	745	3,119
Interest expense	(23,766)	—	(26,897)	(16,670)
Other income, net	3	—	3,156	2,532

Total other income (expense)	(23,763)	2,001	(22,996)	(11,019)

Earnings (loss) before income taxes and cumulative effect of accounting change	372,093	357,370	(678,542)	508,530

Income tax benefit (expense)	(148,000)	(143,000)	241,000	(203,000)

Earnings (loss) before cumulative effect of accounting change	224,093	214,370	(437,542)	305,530

Cumulative effect accounting change, net of tax	—	—	(68,000)	—

Net earnings (loss)	$224,093	$214,370	$(505,542)	$305,530

Earnings (loss) per share:
Before accounting change – basic and diluted	$0.07	$0.07	$(0.15)	$0.10
Accounting change – basic and diluted	0.00	0.00	(0.02)	0.00

Earnings (loss) per share – basic and diluted	$0.07	$0.07	$(0.17)	$0.10

Average shares outstanding:
Basic	3,006,945	3,006,945	3,006,945	3,006,945
Diluted	3,007,603	3,022,144	3,006,945	3,013,207

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(505,542)	$305,530
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	405,367	394,109
Cumulative effect of accounting change, net	68,000	—
Deferred taxes	(261,000)	(105,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,396,981)	351,374
Inventories	752,857	1,236,675
Prepaid expenses	(8,156)	2,784
Accounts payable	(407,479)	(1,097,337)
Accrued expenses	214,348	613,012

Net cash provided by (used in) operating activities	(1,138,586)	1,701,147

Cash flows from investing activities:
Capital expenditures, net	(281,255)	(304,460)

Net cash used in investing activities	(281,255)	(304,460)

Cash flows from financing activities:
Line of credit, net	1,206,027	(1,157,707)

Net cash provided by (used in) financing activities	1,206,027	(1,157,707)

Increase (decrease) in cash and cash equivalents	(213,814)	238,980

Cash and cash equivalents, beginning of period	214,814	1,002

Cash and cash equivalents, end of period	$1,000	$239,982

Supplemental disclosures:
Cash paid for interest	$27,000	$17,000
Cash paid for income taxes	—	162,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

Notes to Financial Statements

(Unaudited)

Note 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2003 and the results of its operations for the three- and nine-month periods ended June 30, 2003 and 2002 and its cash flows for the nine-months ended June 30, 2003 and 2002.

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

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the nine months ended June 30, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three- and nine-month periods ended June 30, 2002 was $12,000 and $37,000.

Included in other assets at June 30, 2003 are intangible assets of $236,000 consisting primarily of trademarks and a noncompetition agreement.  Amortization expense for the three and nine months ended June 30, 2003 was $32,000 and $95,000.  The estimated future amortization expense of the intangible assets for the years ending September 30, 2003, 2004, 2005 and 2006 is $127,000, $119,000, $74,000 and $11,000. It is estimated that the intangible assets will be fully amortized in fiscal 2006.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at June 30, 2003 is an accrual of approximately $310,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $230,000 during the nine months ended June 30, 2003.

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

Note 4 - INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2003	September 30, 2002

Raw materials and work-in-process	$2,227,340	$2,924,498
Finished goods	4,785,326	4,841,025
Total inventories	$7,012,666	$7,765,523

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2003	September 30, 2002

Machinery and equipment	$3,477,385	$3,691,770
Office equipment and furniture	1,854,860	1,741,398
Leasehold improvements	175,335	170,494
	5,507,580	5,603,662
Less accumulated depreciation and amortization	(4,498,205)	(4,501,164)
Total property and equipment, net	$1,009,375	$1,102,498

Note 6 - LINE OF CREDIT

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1% (5% at June 30, 2003).  As of June 30, 2003, the Company was eligible to borrow $3.5 million under the line of credit, of which borrowings of $1,206,027 were outstanding.

Note 7 - STOCK OPTION PLAN

At June 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  The Company accounts for this Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations.  No stock-based compensation cost is reflected in net earnings (loss) as reported, as all options granted under this Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Net earnings (loss), as reported	$224,093	$214,370	$(505,542)	$305,530

Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,000)	(2,000)	(1,000)	(7,000)

Pro forma net earnings (loss)	$223,093	$212,370	$(506,542)	$298,530

Earnings (loss) per share:
Basic and diluted – as reported	$0.07	$0.07	$(0.17)	$0.10
Basic and diluted – pro forma	0.07	0.07	(0.17)	0.10

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

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of tax of $45,000, or $0.02 per share, during the nine months ended June 30, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the three and nine months ended June 30, 2002 was $12,000 and $37,000.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at June 30, 2003 is an accrual of approximately $310,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products sold more than one year ago have not been significant.  Warranty expenses were approximately $230,000 during the nine months ended June 30, 2003.

Except as described above, there have been no material changes to the Company’s accounting policies during the nine months ended June 30, 2003.  The more significant of the Company’s accounting policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities, valuing accounts receivable, inventory, and long-lived and deferred tax assets.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed and determinable; and collectibility is reasonably assured.  These criteria are generally satisfied and the Company recognizes revenue upon shipment.  The Company also offers certain of its customers the right to return products that do not meet the standards agreed to with the customer. The Company records a provision for estimated sales returns and allowances on product related sales in the same period as the related revenues are recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company continuously monitors such product returns and while such returns have historically been minimal, the Company may not continue to experience the same return rates that it has in the past.  Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse effect on the Company’s net sales and operating results for the period or periods in which such returns materialize.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance of $290,000 for doubtful accounts at June 30, 2003.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.  The same technique used to compute the allowance at September 30, 2002 was used at June 30, 2003.

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

Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The effect of such adjustment would be to reduce earnings.  The Company determined that a valuation allowance was not necessary at June 30, 2003.

Results of Operations

Net sales decreased $31,000, or 0.4%, to $8,032,000 for the three months ended June 30, 2003 from $8,063,000 for the three months ended June 30, 2002.  Domestic sales decreased $216,000, or 3.4%, to $6.2 million for the three months ended June 30, 2003 compared to $6.4 million for the three months ended June 30, 2002.  Sales of speakers increased 15.9% for the three months ended June 30, 2003 compared to the corresponding quarter in fiscal 2002.  Sales of accessories decreased 68.4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to market conditions.  The increased sales of speakers were primarily due to sales of Phoenix Gold and AudioSource products.  Sales of electronics for the three months ended June 30, 2003 were flat as compared to the three months ended June 30, 2002 as increased sales of Phoenix Gold and AudioSource electronics were offset by decreased sales of Carver Professional and OEM electronics.  Sales of electronics to a significant customer decreased $88,000, or 14.3%, to $524,000 for the three months ended June 30, 2003 compared to $612,000 for the corresponding quarter in fiscal 2002.  International sales increased 11.4% to $1.8 million from $1.6 million in the comparable 2002 period.  The increase resulted primarily from a 16.2% increase in sales to Europe and a 24.0% increase in sales to other international markets offset in part by a 8.7% decrease in sales to Asia.  International sales represented 22.5% and 20.1% of net sales for the three months ended June 30, 2003 and 2002, respectively.

Net sales for the nine months ended June 30, 2003 decreased $4.2 million, or 18.5%, to $18.7 million from $22.9 million for the nine months ended June 30, 2002.  Domestic sales decreased $3.8 million, or 20.7%, to $14.7 million for the nine months ended June 30, 2003 compared to $18.5 million for the nine months ended June 30, 2002.  Sales of electronics to a significant customer decreased $1.3 million, or 46.4%, to $1.6 million for the nine months ended June 30, 2003 compared to $2.9 million for the comparable period in fiscal 2002.  The amount and timing of purchase orders from this customer may fluctuate from period to period.  For the nine months ended June 30, 2003, international sales decreased 9.2% to $4.0 million from $4.4 million in the comparable 2002 period.  The decrease resulted primarily from a 26.8% decrease in sales to Asia and a 5.9% decrease in sales to Europe.  International sales represented 21.4% and 19.2% of net sales for the nine months ended June 30, 2003 and 2002, respectively.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  No customer accounted for 10% or more of the Company’s  net sales during the nine months ended June 30, 2003.  The Company had one customer during the nine months ended June 30, 2002 that accounted for more than 10% of net sales.  The timing and volume of customer activity can vary significantly from period to period.  Management expects decreased sales for the Company in fiscal 2003 as compared to fiscal 2002 due to the continued reduced spending by consumers on discretionary items. The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross profit increased to 27.3% of net sales for the three months ended June 30, 2003 from 25.5% for the three months ended June 30, 2002.  Gross profit increased to 23.9% of net sales for the nine months ended June 30, 2003 from 23.4% for the comparable prior period.  The increase was primarily due to changes in sales mix and reduced direct labor costs.  Due to the range of products that the Company sells, the product sales mix can produce a range of gross margins.  Some markets in which the Company operates also yield lower gross margins than others.

Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional changes in manufacturing and operating expenses that are disproportionate to changes in net sales.  This policy has resulted in and may continue to result in variations in cost of sales and operating expenses as a percentage of sales from period to period.  On February 25, 2003, the Company reorganized its workforce, including the reassignment of certain production personnel.  These actions reduced the Company’s workforce by approximately 22%.  Further, in March 2003, the Company implemented a 5% company-wide pay reduction.

Operating expenses consist of selling, general and administrative expenses.  Total operating expenses increased $95,000, or 5.6%, to $1.8 million for the three months ended June 30, 2003 compared to $1.7 million for the three months ended June 30, 2002.  Operating expenses were 22.4% and 21.1% of net sales in the respective three-month periods.  Operating expenses increased $264,000, or 5.4%, to $5.1 million for the nine months ended June 30, 2003 compared to $4.9 million for the comparable period in fiscal 2002.  Operating expenses were 27.4% and 21.2% of net sales in the respective nine-month periods.

Selling expenses decreased $9,000, or 0.8%, to $1,035,000 for the three months ended June 30, 2003 compared to $1,044,000 for the comparable 2002 period.  Selling expenses were 12.9% of net sales for both three-month periods.  Selling expenses increased 1.2% in the first nine months of fiscal 2003, to $2,889,000, compared to $2,854,000 for the first nine months of fiscal 2002.  Selling expenses were 15.5% and 12.5% of net sales in the respective nine-month periods.  The decreased selling expenses for the three months ended June 30, 2003 were due to decreased commissions paid to independent representatives selling the Company’s products and decreased advertising, offset in part by increased personnel and payroll expenses.  The increased selling expenses for the nine months ended June 30, 2003 was due to increased personnel and payroll expenses offset in part by decreased commissions paid to independent representatives, and decreased consulting and advertising expenses.

General and administrative expenses increased $103,000, or 15.8%, to $760,000 for the three months ended June 30, 2003 compared to $657,000 for the comparable 2002 period.  General and administrative expenses were 9.5% and 8.1% of net sales in the respective three-month periods.  General and administrative expenses increased $229,000, or 11.5%, in the first nine months of fiscal 2003, to $2.2 million, compared to $2.0 million for the first nine months of fiscal 2002.  General and administrative expenses were 11.9% and 8.7% of net sales in the respective nine-month periods.  The increased general and administrative expenses were primarily due to increased engineering expenses as a result of additional engineering personnel and new product development activities.

Other income (expense) decreased by $26,000 to $24,000 of other expense for the three months ended June 30, 2003, compared to $2,000 of other income for the three months ended June 30, 2002.  Other expense increased by $12,000 to $23,000 of other expense for the nine months ended June 30, 2003, compared to $11,000 of other expense for the corresponding period in fiscal 2002.  Interest expense increased for the three and nine months ended June 30, 2003 from the prior periods due to the use of the operating line of credit to finance operating activities and capital expenditures.

Tax expense was $148,000 and $143,000 for the three months ended June 30, 2003 and 2002 due to the earnings before income taxes in the respective three-month periods.  For the nine-month period ended June 30, 2003, the tax benefit was $241,000 due a loss before income taxes for the period.  For the nine-month period ended June 30, 2002, tax expense was $203,000 due to earnings before income taxes in the period.  Deferred taxes of $860,000 and $531,000 are recorded as current and long-term assets, respectively at June 30, 2003 due to the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and a net operating loss carryforward resulting from the net loss for the nine months ended June 30, 2003.

On October 1, 2002, the Company adopted SFAS No. 142 and recorded a goodwill impairment loss of $68,000, net of tax of $45,000, or $0.02 per share - basic and diluted (based on 3.0 million shares outstanding) as the effect of a change in accounting principle.  Goodwill amortization expense for the three and nine months ended June 30, 2002 was $12,000 and $37,000.

Net earnings were $224,000, or $0.07 per share - basic and diluted, for the three months ended June 30, 2003, compared to net earnings of $214,000, or $0.07 per share - basic and diluted, for the three months ended June 30, 2002.  The net loss was $506,000, or $0.17 per share - basic and diluted, for the nine months ended June 30, 2003, compared to net earnings of $306,000, or $0.10 per share - basic and diluted, for the comparable 2002 period.  All per share amounts are based on 3.0 million shares outstanding.  The decrease in net earnings during the nine-month period was due to decreased sales and gross profit and increased operating expenses.

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, capital expenditures.  The Company financed its operations during the nine months ended June 30, 2003 from borrowings under its revolving line of credit.  Net cash used in operating activities was $1.1 million for the nine months ended June 30, 2003.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow from operations exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than investing and accumulating excess cash, which practice may result in low reported cash balances.

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

Cash and cash equivalents decreased by $214,000 during the nine months ended June 30, 2003 due principally to the net loss.  Accounts receivable increased by $1.4 million due to the seasonality of increased sales of car audio products during the three months ended June 30, 2003.  Inventories decreased by $753,000 due to decreased purchases of raw materials.  Accounts payable decreased $407,000 due to the decrease in inventories and timing of payment due dates.  Accrued expenses increased $214,000 due to increased accrued payroll and benefits at June 30, 2003.  Overall, net working capital decreased $286,000 due to the net loss.

The Company’s capital expenditures were $281,000 for the nine months ended June 30, 2003.  Management anticipates that discretionary capital expenditures for manufacturing and office equipment during the remainder of fiscal 2003 will be approximately $200,000.  These anticipated expenditures will be financed from available cash, cash provided from operations and, if necessary, proceeds from the line of credit.

During January 2003, the Company extended its revolving operating line of credit through January 31, 2004.  The line of credit provides for borrowings up to $3.5 million at the bank’s prime lending rate plus 1%.  As of June 30, 2003, the Company was eligible to borrow $3.5 million under the line of credit, of which borrowings of $1,206,027 were outstanding.

Information pertaining to the Company’s obligations and commitments to make future cash payments is described more fully in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.  Minimum annual rentals under operating leases having initial or remaining terms of one year or more for the years ending September 30, 2003, 2004, 2005, 2006, 2007 and thereafter are $564,000, $578,000, $593,000, $608,000, $623,000 and $1,126,000.

The Company believes that cash available through its credit facility and cash generated from operations, if any, should be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of June 30, 2003, the Company had cash and cash equivalents of $1,000 compared to $215,000 as of September 30, 2002.  When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

The Company sells its products and purchases its inventories primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material.  The Company does not engage in foreign currency hedging activities.

The Company borrows from time to time under its revolving line of credit.  Any borrowings outstanding under the line of credit bear interest at a variable rate based on the prime rate.  The Company is not a party to interest rate swaps or caps.  The Company believes that a 100 basis point increase or decrease in the interest rate on borrowings outstanding under the line of credit would not materially affect the results of operations of the Company.

Item 4.  Controls and Procedures

The Company’s Chairman and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A current report on Form 8-K dated May 8, 2003, was filed on May 12, 2003 to report the public disclosure of the Company’s operating results for the three months ended March 31, 2003.

A current report on Form 8-K dated June 26, 2003, was filed on June 27, 2003 to report the public disclosure of a notification received from The Nasdaq Stock Market, Inc. of a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum market value of publicly held shares for continued listing set forth in Marketplace Rule 4310(c)(7), and that its shares of common stock are subject to delisting from The Nasdaq SmallCap Market.

Subsequent to the end of the quarter ended June 30, 2003, a current report on Form 8-K dated July 23, 2003, was filed on July 24, 2003 to report the public disclosure of the Company’s operating results for the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.

/s/ Joseph K. O’Brien
Joseph K. O’Brien
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated:  August 12, 2003

INDEX TO EXHIBITS

Exhibit

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002