Form 10-K
period 2003-09-28
PHOENIX GOLD INTERNATIONAL INC
filed 2003-12-19
CIK 943032

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $823,448 as of March 28, 2003.

There were 3,006,945 shares of the registrant’s common stock outstanding as of November 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant’s proxy statement dated on or about January 5, 2004 prepared in connection with the annual meeting of shareholders to be held on February 3, 2004 are incorporated by reference into Part III of this report.

PART I

All statements in this report that are not statements of historical results should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, and are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, which variances may have a material adverse effect on the Company.  Among the factors that could cause actual results to differ materially are the following: competitive factors; the adverse effect of reduced discretionary consumer spending; dependence on a significant customer; potential fluctuations in quarterly results and seasonality; fixed operating expenses relative to revenues; the need for the introduction of new products and product enhancements; dependence on suppliers; control by current shareholders; high inventory requirements; business conditions in international markets; the Company’s dependence on key employees; the need to protect intellectual property; environmental regulation; and the limited trading volume of the Company’s common stock, as well as other factors discussed in Exhibit 99.1 to the Phoenix Gold International, Inc. Annual Report on Form 10-K for the fiscal year ended September 28, 2003 which is hereby incorporated by reference.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company does not intend to update its forward-looking statements.

Item 1.           Business

Phoenix Gold International, Inc. (the “Company”), an Oregon corporation founded in 1991, designs, manufactures, markets and sells innovative, high quality and high performance electronics, accessories and speakers for the audio market.  The Company sells its products under the brand names Phoenix Gold®, Carver Professional™ and AudioSource®.  The Company’s products are used in car audio, professional sound and home audio/theater applications.  The Company manufactures certain electronics and accessories at its facility in Portland, Oregon.

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

In the past, Phoenix Gold has sold its products primarily through independent sales representatives and distributors to car audio, professional sound and specialty retailers in the United States and in more than 40 countries worldwide.  In December 2000, the Company added an additional product line and significant additional distribution channels with the acquisition of AudioSource, Inc. (“AudioSource”).  Under the AudioSource brand, the Company designs, markets and sells home audio/theater products.  These products include residential compact speakers, powered subwoofers, amplifiers, preamplifiers, equalizers and surround sound processors used in home theater and home audio applications.  AudioSource sold its products primarily to “big box” retailers, and was also a supplier to several Internet retailers.  As a result of the acquisition, the Company gained an entrée to, and has sold products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and Costco Wholesale Corporation.  The AudioSource acquisition was part of the Company’s strategy to broaden its product lines and distribution channels to increase sales.

Products

The Company has three product lines: electronics, accessories and speakers.  The Company’s sales by product class are as follows:

	Year ended September 30,
	2003	2002	2001
Product class:
Electronics	52.4%	51.8%	53.8%
Accessories	18.1	23.0	25.5
Speakers	26.7	23.3	17.9
Other	2.8	1.9	2.8
Total	100.0%	100.0%	100.0%

Electronics.  The Company’s amplifiers, signal processors and other electronics are designed to deliver sonic excellence, system flexibility and reliable performance.

Amplifiers.  The Company sells a total of 23 car audio amplifiers in the Titanium, Tantrum and Octane-R series at retail prices ranging from approximately $160 to $1,700.  Amplifiers in the Titanium series, introduced in 1999 and expanded in 2002, are the Company’s reference amplifiers, designed to deliver maximum performance in expensive, high-end systems capable of driving multiple speakers.  The Tantrum series, introduced in 2001, includes multi-channel amplifiers with built-in crossovers and offers at lower prices the performance and sonic excellence of the reference series amplifiers, except in the most demanding applications.  The Octane-R series, introduced in 2003, is designed to provide high performance at even lower prices.  The Octane-R series of amplifiers, replaced the QX series, and incorporates “tuner” inspired attributes with street racing cosmetics.  The Octane-R series is the second series of car audio amplifiers to be designed and engineered by the Company and manufactured by a third party vendor.

Additionally, the Company has periodically introduced limited edition theme amplifiers, such as “Frank Amp’n Stein,” “Son of Frank Amp’n Stein,” “Route 66,” “Outlaw 1845,” “Bandit 1895,”  “Reactor,” and “Octane.”  Retail prices range from approximately $500 to $2,500.

The Company sells a total of 20 Carver Professional amplifiers for professional sound applications in the ZR, PM, PT, CV and PXm series at retail prices ranging from approximately $535 to $2,780.  The ZR series, introduced in 2002, utilizes high efficiency, spread spectrum, switching digital technology developed initially for the CV series.  The ZR series was designed for multiple purposes, including instrument amplification, fixed installations and touring applications and replaces the PM series.  The PT series was designed specifically for the touring sound industry for ease of transportability and use in a variety of settings.  The CV contractor series, introduced in 2001, also utilizes switching digital technology.  The CV series amplifiers were designed for commercial and industrial applications, such as churches, warehouses, educational facilities and auditoriums.  The PXm series, introduced in 1998, includes multi-application models that offer increased features and power, including greater ease of transportability, at entry-level price points.  Due to the introduction of the ZR series of professional amplifiers in 2002, the Company expects the PM series will not provide meaningful revenue in the future.

The Company sells a total of six AudioSource amplifiers for home audio/theater use in a “modular” series and “separates” series at retail prices ranging from approximately $180 to $600.  The modular series features a rack mountable chassis that allows the user flexibility to mix and match an amplifier, a preamplifier, and a mono or stereo equalizer in a single chassis.  The separates series was designed to place an amplifier, preamplifier and tuner in a single cabinet.

Signal Processors.  The Company sells a total of 17 car audio signal processors, including equalizers, line drivers, and active and passive crossovers.  Signal processors, which are sold both as upgrade components and as parts of complete systems, are used to increase the flexibility and performance of audio systems.  Retail prices of car audio signal processors range from approximately $100 to $800.  The Company sells a total of six AudioSource home audio signal processors, including preamplifiers and equalizers at retail prices ranging from $130 to $550.

Accessories.  The Company manufacturers and distributes innovative, high quality accessories.  The Company sells over 1,000 accessories, many of which are manufactured to the Company’s design specifications, for use primarily in car audio aftermarket applications.  Car audio accessories include audio cables, speaker and power cables, connectors, clamps, adapters, capacitors, fuseblocks, distribution blocks, carpet and textiles.  The Company continually improves its accessories line and introduces new and replacement accessories.  The Company is a single source from which its dealers and distributors can purchase all of the accessories necessary to install a full range of car audio systems.  Accessories are available either as individual items or combined in pre-packaged installation kits.

The Company’s accessories for use in custom audio/video and home audio/theater applications include crossovers, attenuators, transformers, speaker selectors, audio and video cables, connectors, wall plates and volume controls.  The Company manufactures Smart Audio Management panels for the custom home audio/video market that provide for speaker distribution and impedance matching.

Speakers.  The Company began selling speakers in 1994.  The Company offers a total of 35 car audio speakers in the Titanium, Tantrum-X and Octane-R series, including tweeters, midranges, subwoofers, coaxials and component systems.  The Titanium series, introduced in 2001 and expanded in 2002, are the Company’s reference speakers, designed to deliver maximum performance in expensive, high-end systems.  The Titanium subwoofer series features reproduction of tight, accurate bass in a small enclosure.  The Tantrum-X series, also introduced in 2001 and updated in 2003, features exceptional musicality, excursion and versatility at lower price points.  The Octane-R series, introduced in 2003, is the Company’s lowest price point speaker line.  Retail prices of car audio speakers range from approximately $50 to $800.  The Company sells a total of 16 home audio/theater speakers under the brand name of Phoenix Gold at retail prices ranging from approximately $50 to $650.  The Company also sells a total of 16 AudioSource home audio/theater speakers at retail prices ranging from approximately $50 to $270.

Sales, Marketing and Distribution

The Company sells its products principally in the United States, Canada, Central and South America, Europe, Japan, Southeast Asia, Australia and New Zealand.  In the United States, the Company sells its car audio, professional sound and home audio products through independent sales representatives, distributors, audio and specialty dealers and mass merchandisers.  As a result of the AudioSource acquisition, the Company gained an entrée to, and has sold home audio/theater products directly to, retailers such as Sears, Roebuck and Co., Best Buy Co., Inc. and Costco Wholesale Corporation.  The Company sells its products internationally through distributors serving over 40 countries.  International sales accounted for 22.4%, 20.1% and 20.8% of net sales in fiscal years 2003, 2002 and 2001, respectively.  International sales are denominated in United States dollars and are generally shipped f.o.b. the Company’s facility in Portland, Oregon.

No customer accounted for 10% or more of the Company’s net sales for the year ended September 30, 2003.  One OEM customer, Bose Corporation (“Bose”), accounted for 12.8% and 10.7% of the Company’s net sales during the years ended September 30, 2002 and 2001, respectively.  For the years ended September 30, 2003, 2002, and 2001, the Company’s five largest customers represented 29.5%, 31.7% and 29.7% of net sales.  As of September 30, 2003, no customer accounted for 10% or more of net accounts receivable.  As of September 30, 2002, one customer accounted for 13.7% of net accounts receivable

Purchase orders from Bose have historically fluctuated significantly from quarter to quarter.  Although the Company has continued to receive orders from Bose, the Company’s formal purchase agreement with Bose expired in March 2001.  The Company and Bose are currently negotiating a new purchase agreement.  There can be no assurance that the Company will be able to negotiate a new purchase agreement with Bose on acceptable terms or that purchases will be made by Bose under any agreement.  The loss of Bose as a customer or any significant portion of Bose orders could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company markets its car audio products by participating in consumer electronics trade shows and enthusiast events and by promoting its own demonstration vehicles.  The Company offers incentives to “Team Phoenix Gold” competitors in regional, national and international car audio shows and competitions and provides technical assistance, training and support from Company engineers and technicians at “Tweek N Tune” workshops.  The Company advertises in car audio consumer magazines and its products have been reviewed and profiled in national and international publications.  The Company markets its professional sound, custom audio/video and home audio/theater products by participating in trade shows, advertising in trade journals and magazines, and providing dealer support.

The car and home audio markets are both somewhat seasonal, with the majority of car audio sales normally occurring in the period March through September and the majority of home audio sales normally occurring in the period September through March.  Historically, the Company’s sales were greater during the third (April through June) and fourth (July through September) quarters of the Company’s fiscal year than during the first two fiscal quarters.  Due to the acquisition of the AudioSource product line in fiscal 2001, the Company’s sales in fiscal 2001, 2002 and 2003 have increased in the home audio market.  Although the business is somewhat less seasonal, the Company’s quarterly results of operations will not necessarily be indicative of its results of operations for the year.  The Company has only minimal backlog because orders are typically filled within several days of receipt.  In addition, backlog as of a particular date is not a reliable measure of sales for any future period because orders constituting the Company’s backlog are subject to changes in delivery schedules and to cancellation without penalty at the option of the customer.

Competition

The markets for the Company’s products are highly competitive and are served by many United States and international manufacturers that market their own lines of electronics, accessories and speakers through specialty dealer networks and mass merchandise retail stores, as well as companies that market generic products through the same distribution channels.  The Company’s principal car audio electronics competitors include JL Audio, Inc. (“JL Audio”), Lightning Audio, Inc. (“Lightning”), a subsidiary of Rockford Corporation (“Rockford”), MTX Corporation (“MTX”), Rockford Fosgate, a division of Rockford, and Stillwater Design and Audio, Inc. (“Stillwater”).  The Company’s principal accessories competitors include Esoteric Audio USA Group of Companies, a subsidiary of MTX, Lightning, Monster Cable Products, Inc. (“Monster Cable”), Stinger Electronics (“Stinger”), a subsidiary of AAMP of Florida, Inc. (“AAMP of America”), and Rockford.  The Company’s principal professional sound competitors include Crest Audio, Inc., Crown International, Inc., a subsidiary of Harman International Industries, Inc., and QSC Audio Products, Inc.  The Company’s principal car audio speaker competitors include Boston Acoustics, Inc., JL Audio, Lightning, MB Quart Electronics USA, Inc., a subsidiary of Rockford, MTX, Rockford and Stillwater.  The Company’s principal home audio competitors include many international suppliers of consumer electronics who target entry-level price points and domestic suppliers such as KLH Audio Systems, Monster Cable and Stinger.  Many competitors have greater financial and other resources than the Company.  The Company competes principally on the basis of innovation, breadth of product line, quality and reliability of products, name recognition, merchandising, distribution organization and price.

Manufacturing and Assembly

Manufactured Products.  The Company manufactures certain electronics and accessories at its facility in Portland, Oregon.  Manufacturing processes include laser-cutting, computer controlled metal fabrication, powder coating, automated insertion of components into, and wave soldering of, circuit boards, silk-screening graphics and quality control testing.  For use in its manufacturing activities, the Company also purchases components manufactured by third parties according to design specifications developed by the Company.  The Company purchases substantially all of its raw materials, components and subassemblies from approximately 140 suppliers located primarily in the United States and the Pacific Rim.  Certain of these materials, components and subassemblies are obtained from a single supplier or a limited number of suppliers.

While the Company has historically attempted to ensure quality and control costs by manufacturing many of its electronic and accessory products, the Company has been in the process of shifting the manufacturing of certain components, subassemblies and finished products offshore to suppliers meeting Company standards.  Such outsourcing allows the Company to target lower retail price points in connection with sales to consumer electronic retailers.  The Company will continue to manufacture “Made in USA” products.  However, the

Company expects that outsourcing will continue to increase and will permit the Company to broaden its product offerings and increase sales at acceptable margins.

Distributed Accessories.  The Company distributes accessories, many of which are manufactured to its design specifications by third parties in Asia.  Substantially all distributed accessories are subjected to quality control procedures at the Company’s facility and are marketed under the Phoenix Gold tradename.

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

Proper installation is critical to achieving optimum performance of car audio systems.  The Company offers a two-year limited warranty on car audio electronics and speakers installed by an authorized dealer or installer.  If an authorized dealer or installer does not install the product, the Company offers a one-year limited warranty on car audio electronics and a ninety-day limited warranty on speakers.  The Company offers a five-year limited warranty on professional sound electronics and offers a two-year limited warranty on home audio electronics and speakers.

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

Employees

As of September 30, 2003, the Company had 114 full-time employees, including 70 in manufacturing and warehousing, 22 in sales and marketing, 12 in engineering and 10 in administration. The Company considers its employee relations to be good.

Item 2.           Properties

The Company’s executive offices and manufacturing operations are located at 9300 North Decatur Street, Portland, Oregon.  The Company leases a 155,000 square foot building. Approximately 15,000 square feet of office space and 140,000 square feet of manufacturing and warehouse space are used by the Company.  Annual rent for the Company’s facility is approximately $578,000 plus an annual escalator of 2.5%.  The lease expires on June 30, 2009.  The Company has an option to extend the lease for one ten-year term.  The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future and that, if needed, suitable additional or alternative space will be available on commercially reasonable terms.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock began trading on the Over-The-Counter (“OTC”) Bulletin Board on August 20, 2003 under the symbol “PGLD”.  From October 5, 1998 through August 19, 2003, the Company’s Common Stock was traded on The Nasdaq SmallCap Market.

As reported by the OTC Bulletin Board and Nasdaq, the following table sets forth the range of high and low closing bid prices per share by quarter for the Company’s Common Stock.

	Fiscal year ended September 30, 2003		Fiscal year ended September 30, 2002
Common Stock (PGLD)	High	Low	High	Low

First Quarter	$2.21	$1.51	$1.15	$0.96
Second Quarter	1.86	1.09	1.42	1.00
Third Quarter	1.46	1.06	2.70	1.50
Fourth Quarter	1.70	1.15	2.35	1.67

The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At November 30, 2003, the approximate number of shareholders of record of the Common Stock was 129.

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

Item 6.           Selected Financial Data

	As of or for the year ended September 30,
	2003	2002	2001	2000	1999
Operating data:
Net sales	$24,831,536	$29,566,758	$27,198,155	$26,995,041	$27,229,958
Net earnings (loss) (1)(2)	(807,146)	95,243	(162,275)	1,000,611	854,129
Earnings (loss) per share
Basic	$(0.27)	$0.03	$(0.05)	$0.33	$0.26
Diluted	(0.27)	0.03	(0.05)	0.33	0.26
Average shares outstanding
Basic	3,006,945	3,006,945	3,020,132	3,065,206	3,293,758
Diluted	3,006,945	3,015,391	3,020,132	3,065,206	3,293,758

Balance Sheet data:
Working capital	$9,211,641	$9,742,205	$9,731,438	$10,371,901	$9,839,492
Total assets	14,008,572	14,519,250	16,176,939	13,954,202	13,888,439
Line of credit	541,684	—	1,157,707	—	—
Long-term obligations	—	—	—	—	—
Total shareholders’ equity	10,440,870	11,248,016	11,152,773	11,354,448	10,958,906

Book value per share	$3.47	$3.74	$3.71	$3.75	$3.39

(1) See Note 1 to Financial Statements describing accounting changes.  Beginning October 1, 2002, the accounting for goodwill changed from an amortization method to an impairment-only approach.  Prior to October 1, 2002, goodwill was amortized using the straight-line method over a period of five to twenty years.

(2) For the year ended September 30, 2003, the Company recorded an impairment loss of $68,000, net of an income tax benefit of $45,000, or $0.02 per share, for the adoption of the goodwill accounting change.

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

The Company’s accounting policies are disclosed in Note 1 to the Company’s Financial Statements for the fiscal year ended September 30, 2003.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles Assets.  SFAS No. 142 changed the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, ceased upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles are now analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 became effective for the Company’s fiscal year beginning October 1, 2002.

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of an income tax benefit of $45,000, or $0.02 per share, for the year ended September 30, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the years ended September 30, 2002 and 2001 was $50,000 and $43,000.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at September 30, 2003 is an accrual of  $340,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products more than one year after sale have not been significant.  Warranty expenses were $290,000 during the year ended September 30, 2003.

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

Except as described above, there have been no material changes to the Company’s accounting policies during the year ended September 30, 2003.  The more significant of the Company’s accounting policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities, and valuing accounts receivable, inventory and long-lived and deferred tax assets.  Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the related disclosures.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the review of the customer’s current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  The Company values accounts receivable net of an allowance for doubtful accounts.  The allowance is calculated based upon the Company’s evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.).  In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are re-evaluated and adjusted as additional information is received that affects the amount reserved.  The same technique used to compute the allowance at September 30, 2003 was used throughout fiscal 2003.  However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Future taxable income and ongoing prudent and feasible tax planning strategies are estimated in assessing the need for the valuation allowance.  Should the Company not be able to realize all or part of the deferred tax assets in the future, an adjustment to the deferred tax asset would be recorded to earnings in the period such determination was made by increasing the valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The effect of such adjustment would be to reduce earnings.  The Company determined that a valuation allowance was not necessary at September 30, 2003.

Comparison of Fiscal 2003 to Fiscal 2002

Net Sales.  Net sales decreased $4.7 million, or 16.0%, to $24,832,000 for fiscal 2003 compared to $29,567,000 for fiscal 2002.  Domestic sales decreased $4.3 million, or 18.4%, to $19.3 million for fiscal 2003 compared to $23.6 million for fiscal 2002.  Sales of electronics, accessories and speakers decreased 16.5%, 35.6%, and 6.3%, respectively.  Sales of electronics to a significant customer decreased $1,734,000, or 45.9%, to $2,044,000 for fiscal 2003 compared to $3,778,000 in fiscal 2002.  The amount and timing of purchase orders from this customer have historically fluctuated from period to period.  During the first quarter of fiscal 2002, a large domestic retailer placed a large holiday season order for home audio speakers.  Since a similar order for audio products was not received for the first quarter of fiscal 2003, sales of speakers decreased in fiscal 2003.  International sales decreased $394,000, or 6.6%, to $5,554,000 for fiscal 2003 compared to $5,948,000 for fiscal 2002.  The decrease resulted primarily from a 33.5% decrease in sales to Asia, offset in part by a 4.2% increase in sales to Europe and a 4.5% increase in sales to other international markets.  International sales accounted for 22.4% of net sales in fiscal 2003 and 20.1% of net sales in fiscal 2002.

Because of the nature of the Company’s products, the Company’s largest customers have historically tended to be large domestic retailers, and domestic and international distributors.  The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers.  The Company’s failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company.  No customer accounted for 10% or more of the Company’s net sales for fiscal 2003.  The Company had one customer during fiscal 2002 that accounted for more than 10% of net sales.  As with many of the Company’s customers, the timing and volume of activity can vary significantly from period to period.  The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company’s sales volume and profitability.

Gross Profit.  Gross profit increased to 23.1% of net sales in fiscal 2003 from 22.5% in fiscal 2002.  The increase was primarily due to changes in sales mix and reduced direct labor costs.  Due to the range of products that the Company sells, the product sales mix can produce variances in gross margins.  Some markets in which the Company operates also yield lower gross margins than others.

Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional changes in manufacturing and operating expenses that are disproportionate to changes in net sales.  This policy has resulted in and may continue to result in variations in cost of sales and operating expenses as a percentage of sales from period to period.  On February 25, 2003, the Company reorganized and reduced its workforce, including the reassignment of certain production personnel.  These actions reduced the Company’s workforce by approximately 22%.  Further, in March 2003, the Company implemented a 5% company-wide pay reduction.

Operating Expenses.  Operating expenses increased $392,000, or 6.1%, to $6.9 million in fiscal 2003 compared to $6.5 million in fiscal 2002.  Operating expenses were 27.6% and 21.9% of net sales in fiscal 2003 and fiscal 2002, respectively.

Selling and marketing expenses decreased $33,000, or 0.9%, to $3,779,000 in fiscal 2003 compared to $3,812,000 in fiscal 2002.  Selling and marketing expenses were 15.2% and 12.9% of net sales in fiscal 2003 and fiscal 2002, respectively.  The decrease in dollar amount was primarily due to decreased commissions paid to independent representatives selling the Company’s products, decreased advertising and decreased consulting expenses, offset in part by increased payroll expenses associated with certain personnel increases.

Research and development expenses increased $450,000, or 63.9%, to $1,153,000 in fiscal 2003 compared to $703,000 in fiscal 2002.  Research and development expenses were 4.6% and 2.4% of net sales in fiscal 2003 and fiscal 2002, respectively.  The increase was principally due to additional engineering personnel, increased consulting expenses and new product development activities.

General and administrative expenses decreased $25,000, or 1.3%, to $1,931,000 in fiscal 2003 compared to $1,956,000 in fiscal 2002.  General and administrative expenses were 7.8% and 6.6% of net sales in fiscal 2003 and fiscal 2002, respectively.  The decrease in dollar amount was due to decreased depreciation and amortization expense and decreased consulting expense, offset in part by increased property and liability insurance expenses and professional fees.

Other Income (Expense).  Other expense increased by $29,000 to $38,000 of other expense in fiscal 2003 from $9,000 of other expense in fiscal 2002.  Interest expense increased due to the use of the operating line of credit to finance operating activities and capital expenditures during fiscal 2003.

Income Tax Benefit (Expense).  For fiscal 2003, the tax benefit was $423,000 due to a loss before income taxes for the period.  For fiscal 2002, the tax expense was $70,000 due to earnings before income taxes for the period.  Deferred taxes of $973,000 and $507,000 are recorded as current and long-term assets, respectively, at September 30, 2003 due to the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and a net operating loss carryforward resulting from the net loss for fiscal 2003.  Additionally, an income tax receivable of $90,000 is recorded at September 30, 2003 due to a carryback of the net loss related to a refund of previously paid income taxes.

Cumulative Effect of Accounting Change.  On October 1, 2002, the Company adopted SFAS No. 142 and recorded a goodwill impairment loss of $68,000, net of tax of $45,000, or $0.02  per share – basic and diluted (based on 3.0 million shares outstanding) as the effect of a change in accounting principle.  Goodwill amortization expense for the year ended September 30, 2002 was $50,000.

Net Earnings (Loss).  The decrease in sales and gross profit and the increase in research and development expenses contributed to a net loss in fiscal 2003 of $807,000, or $0.27 per share – basic and diluted (based on 3.0 million shares outstanding), compared to net earnings of $95,000 in fiscal 2002, or $0.03 per share – basic and diluted (based on 3.0 million shares outstanding).

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

Selling and marketing expenses increased $110,000, or 3.0%, to $3.8 million in fiscal 2002 compared to $3.7 million in fiscal 2001.  Selling expenses were 12.9% and 13.6% of net sales in fiscal 2002 and fiscal 2001, respectively.  The increase in dollar amount was due to increased personnel and payroll expenses, offset in part by decreased advertising expense.

Research and development expenses increased $203,000, or 40.7%, to $703,000 in fiscal 2002 compared to $500,000 in fiscal 2001.  Research and development expenses were 2.4% and 1.8% of net sales in fiscal 2002 and fiscal 2001, respectively.  The increase in research and development expenses was due to increased engineering expenses as a result of additional engineering personnel and new product development activities.

General and administrative expenses decreased $87,000, or 4.3%, to $1,956,000 in fiscal 2002 compared to $2,043,000 in fiscal 2001.  General and administrative expenses were 6.6% and 7.5% of net sales in fiscal 2002 and fiscal 2001, respectively.  The decrease in general and administrative expenses was due to decreased professional fees.

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

Liquidity and Capital Resources

The Company’s primary needs for funds are for working capital and, to a lesser extent, for capital expenditures.  In fiscal 2003, the Company financed its operations from net borrowings of $542,000 under its revolving line of credit.  Net cash used by operating activities in fiscal 2003 was $323,000.  In 2002 and 2001, the Company financed its operations principally from cash generated from operating activities and borrowings under its revolving line of credit.  Net cash provided by operating activities in fiscal 2002 and 2001 was $2.1 million and $246,000, respectively.  When cash flow from operations is less than current needs, the Company increases the balance owing on its operating line of credit.  When cash flow exceeds current needs, the Company pays down the balance owing on its operating line of credit rather than accumulating and investing excess cash, which practice resulted in low reported cash balances in fiscal 2003 and 2001.

The Company’s future cash flows from operations are dependent upon, but not limited to:

•                  the ability of the Company to attract new and retain existing customers,

•                  the volume of sales to these customers, or the loss of business of one or more primary customer,

•                  changes in sales mix,

•                  changes in general economic conditions,

•                  management’s effectiveness in managing the manufacturing process, and

•                  the ability to collect in full and in a timely manner amounts due to the Company.

During fiscal 2003, cash and cash equivalents decreased by $170,000 due principally to the net loss.  Accounts receivable increased by $148,000 due to decreased collections during the last quarter of fiscal 2003 as compared to the last quarter of fiscal 2002.  Inventories decreased by $611,000 due to decreased purchases of raw materials.  Accounts payable decreased $233,000 due to the timing of payment due dates and decreased inventories.  Accrued expenses increased $86,000 due to increased other accrued expenses.  Overall, net working capital decreased $531,000 from $9.7 million at September 30, 2002 to $9.2 million at September 30, 2003, primarily due to the net loss.

Capital expenditures were $389,000, $712,000 and $481,000 in fiscal years 2003, 2002 and 2001, respectively.  These expenditures related primarily to manufacturing tooling and automation, the acquisition of equipment for use by the Company’s administration, engineering and marketing departments and leasehold improvements.  The Company does not expect capital expenditures to exceed $500,000 in fiscal 2004, and there are no outstanding commitments for any capital expenditures.  The anticipated expenditures will be financed from available cash, cash provided by operations and, if necessary, proceeds from the line of credit.

A $3.5 million revolving operating line of credit is available through January 31, 2004.  Interest on the borrowings is equal to the bank’s prime lending rate plus 1% (5.00% at September 30, 2003).  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits.  Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net tangible net worth.  As of September 30, 2003, Phoenix Gold was eligible to borrow $3.5 million under the line of credit, of which borrowings of $541,684 were outstanding.  The Company expects to renew the revolving operating line of credit on similar terms prior to January 31, 2004.

The Company has disclosed additional information pertaining to obligations and commitments to make future cash payments in Note 8 to the Company’s Financial Statements for the fiscal year ended September 30, 2003.  Minimum future rentals under operating leases having initial or remaining terms of one year or more for the periods ending September 30, 2004, 2005, 2006, 2007, 2008 and thereafter are $578,000, $593,000, $608,000, $623,000, $638,000 and $488,000, respectively.

The Company believes that cash generated from operations and cash available through its credit facility should be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.  As of September 30, 2003, the Company had cash and cash equivalents of $45,000 compared to $215,000 as of September 30, 2002.  When the Company has repaid any borrowings outstanding under its line of credit and has excess cash, then the Company has historically invested its excess cash in highly liquid marketable securities with maturities of three months or less at date of purchase.  The Company’s cash equivalents are generally commercial paper and money market accounts.  The Company does not invest in derivative securities.

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

Item 8.           Financial Statements and Supplementary Data

Pages 26 through 42 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

The Company’s Chairman and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 28, 2003.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 28, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 28, 2003.

The following table provides information at September 30, 2003 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	249,375	$4.69	245,880

Equity compensation plans not approved by security holders	16,200	$2.82	—

Total	265,575	$4.58	245,880

See Note 9 to the Financial Statements for a description of the equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Audit Committee Report and Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 28, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

(1) Financial Statements

Independent Auditors’ Report
Balance Sheets at September 30, 2003 and 2002
Statements of Operations for each of the three years in the period ended September 30, 2003
Statements of Shareholders’ Equity for each of the three years in the period ended September 30, 2003
Statements of Cash Flows for each of the three years in the period ended September 30, 2003
Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith

(3) Exhibits

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

10.4

Nonstatutory Stock Option Agreement dated February 18, 1997 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1997) (1)

10.5

Revolving Credit Agreement dated March 15, 2002 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.21 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)

10.6

Revolving Credit Note dated March 15, 2002 made by the Company in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002)

10.7

Amendment date January 30, 2003 to Loan Agreement and Note dated March 15, 2002 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2002)

10.8

Nonstatutory Stock Option Agreement dated February 16, 1999 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999) (1)

10.9

Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.10

First Amendment to Purchase and Sale Agreement dated June 15, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.11

6710 LLC Commercial Lease dated June 30, 1999 between the Company and 6710 LLC (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1999)

10.12

Nonstatutory Stock Option Agreement dated February 15, 2000 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 26, 2000) (1)

10.13

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Robert A. Brown (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001) (1)

10.14

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001) (1)

10.15

Nonstatutory Stock Option Agreement dated February 13, 2001 between the Company and Frank G. Magdlen (incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 25, 2001) (1)

10.16

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Robert A. Brown (incorporated by reference to Exhibit 10.18 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002) (1)

10.17

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002) (1)

10.18

Nonstatutory Stock Option Agreement dated February 12, 2002 between the Company and Edward A. Foehl (incorporated by reference to Exhibit 10.19 to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002) (1)

14	Code of Ethics adopted for the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

(1) Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

A current report on Form 8-K dated July 23, 2003 was filed on July 24, 2003 to report the Company’s operating results for the three months ended June 30, 2003.

A current report on Form 8-K dated August 20, 2003 was filed on August 20, 2003 to report a decision of a Nasdaq Listings Qualifications Panel that effective August 20, 2003 the common stock of the Company would no longer be traded on The Nasdaq SmallCap Market but will instead be eligible for quotation on the OTC Bulletin Board.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Phoenix Gold International, Inc.

We have audited the accompanying balance sheets of Phoenix Gold International, Inc. as of September 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Phoenix Gold International, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
December 5, 2003

PHOENIX GOLD INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$44,614	$214,814
Accounts receivable, net	3,758,997	3,610,939
Inventories	7,154,455	7,765,523
Prepaid expenses	194,332	188,140
Deferred taxes	973,000	572,000
Income tax receivable	90,000	—
Total current assets	12,215,398	12,351,416

Property and equipment, net	984,082	1,102,498
Deferred taxes	507,000	513,000
Other assets	302,092	552,336

Total assets	$14,008,572	$14,519,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$541,684	$—
Accounts payable	1,064,981	1,297,507
Accrued payroll and benefits	397,163	430,048
Accrued customer rebates	335,786	382,972
Other accrued expenses	664,143	498,684
Total current liabilities	3,003,757	2,609,211

Deferred gain on sale of facility	563,945	662,023

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock; Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, no par value; Authorized - 20,000,000 shares Issued and outstanding - 3,006,945 and 3,006,945 shares	6,511,528	6,511,528
Retained earnings	3,929,342	4,736,488
Total shareholders’ equity	10,440,870	11,248,016

Total liabilities and shareholders’ equity	$14,008,572	$14,519,250

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2003	2002	2001

Net sales	$24,831,536	$29,566,758	$27,198,155

Cost of sales	19,092,431	22,921,324	21,258,205

Gross profit	5,739,105	6,645,434	5,939,950

Operating expenses:
Selling and marketing	3,778,670	3,812,154	3,702,242
Research and development	1,153,059	703,391	499,933
General and administrative	1,931,262	1,955,899	2,042,815

Total operating expenses	6,862,991	6,471,444	6,244,990

Income (loss) from operations	(1,123,886)	173,990	(305,040)

Other income (expense):
Interest income	745	5,386	29,958
Interest expense	(40,111)	(16,670)	(16,788)
Gain on sale of assets and other, net	1,106	2,537	30,595

Total other income (expense)	(38,260)	(8,747)	43,765

Earnings (loss) before income taxes and cumulative effect of accounting change	(1,162,146)	165,243	(261,275)

Income tax benefit (expense)	423,000	(70,000)	99,000

Earnings (loss) before cumulative effect of accounting change	(739,146)	95,243	(162,275)

Cumulative effect of accounting change, net of income tax benefit of $45,000	(68,000)	—	—

Net earnings (loss)	$(807,146)	$95,243	$(162,275)

Earnings (loss) per share: basic and diluted
Before accounting change	$(0.25)	$0.03	$(0.05)
Accounting change	(0.02)	0.00	0.00

Earnings (loss) per share	$(0.27)	$0.03	$(0.05)

Average shares outstanding:
Basic	3,006,945	3,006,945	3,020,132
Diluted	3,006,945	3,015,391	3,020,132

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings
	Shares	Amount		Total

Balance at September 30, 2000	3,026,945	$6,550,928	$4,803,520	$11,354,448

Purchase of common stock	(20,000)	(39,400)	—	(39,400)

Net loss	—	—	(162,275)	(162,275)

Balance at September 30, 2001	3,006,945	6,511,528	4,641,245	11,152,773

Net earnings	—	—	95,243	95,243

Balance at September 30, 2002	3,006,945	6,511,528	4,736,488	11,248,016

Net loss	—	—	(807,146)	(807,146)

Balance at September 30, 2003	3,006,945	$6,511,528	$3,929,342	$10,440,870

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(807,146)	$95,243	$(162,275)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	546,218	535,856	572,202
Cumulative effect of accounting change, net of tax	68,000	—	—
Deferred taxes	(350,000)	(26,000)	(134,000)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(148,058)	1,732,560	(41,693)
Inventories	611,068	163,588	(1,313,766)
Prepaid expenses	(6,192)	79,752	(38,843)
Income tax receivable	(90,000)	—	—
Accounts payable	(232,526)	(582,035)	1,082,293
Accrued expenses	85,388	98,278	310,009
Income taxes payable	—	(13,391)	(27,519)

Net cash provided by (used in) operating activities	(323,248)	2,083,851	246,408

Cash flows from investing activities:
Purchase of AudioSource	—	—	(2,536,123)
Capital expenditures, net	(388,636)	(712,332)	(481,273)

Net cash used in investing activities	(388,636)	(712,332)	(3,017,396)

Cash flows from financing activities:
Line of credit, net	541,684	(1,157,707)	1,157,707
Common stock repurchased	—	—	(39,400)

Net cash provided by (used in) financing activities	541,684	(1,157,707)	1,118,307

Increase (decrease) in cash and cash equivalents	(170,200)	213,812	(1,652,681)

Cash and cash equivalents, beginning of year	214,814	1,002	1,653,683

Cash and cash equivalents, end of year	$44,614	$214,814	$1,002

Supplemental disclosures:
Cash paid for interest	$40,000	$17,000	$17,000
Cash paid for income taxes	—	159,000	63,000

See Notes to Financial Statements

PHOENIX GOLD INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Three Years Ended September 30, 2003

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Phoenix Gold International, Inc. (“Phoenix Gold” or the “Company”) designs, markets and sells electronics, accessories and speakers to the audio market.  The Company’s products are used in car audio aftermarket, professional sound and custom audio/video and home theater applications.  Certain electronics and accessories are manufactured in Portland, Oregon.  Phoenix Gold sells its products primarily in North America, South America, Europe and Asia through selected audio and audio/video specialty dealers, distributors and certain mass merchandisers.

Reporting Periods.  The Company’s fiscal year is the 52 or 53 weeks ending the last Sunday in September.  Fiscal years 2003 and 2002 were 52 weeks.  Fiscal year 2001 was 53 weeks.  For presentation convenience, these periods have been presented in these financial statements as years ended September 30.

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

Long-lived Assets.  Phoenix Gold’s long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable.  If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Goodwill.  Beginning October 1, 2002, the accounting for goodwill changed from an amortization method to an impairment-only approach.  Prior to October 1, 2002, goodwill was amortized using the straight-line method over a period of five to twenty years.  See Accounting Changes.

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

Advertising.  Phoenix Gold expenses advertising as incurred.  Advertising expense for the years ended September 30, 2003, 2002 and 2001 was $39,000, $103,000 and $157,000.

Stock Options.  Phoenix Gold applies the intrinsic value-based method of accounting to account for stock options.  No compensation cost is recognized because the option exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Phoenix Gold has elected to continue to account for stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  However, as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended September 30, 2003, 2002 and 2001 using the Black-Scholes option pricing model.  No stock options were granted during the year ended September 30, 2003.  The weighted average estimated fair value of options granted during 2002 and 2001 was $0.95 and $1.15 per share.  The weighted average assumptions used for stock options granted during the years ended September 30, 2002 and 2001 were a risk free interest rate of 4.25% and 5.00%, an expected dividend yield of 0% and 0%, an expected life of 8.9 years and 8.9 years, and an expected volatility of 82.4% and 80.6%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding stock options.

For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period.  Pro forma net earnings (loss) and earnings (loss) per share is as follows:

	2003	2002	2001

Net earnings (loss) – as reported	$(807,146)	$95,243	$(162,275)
Pro forma stock compensation expense	(2,000)	(9,000)	(38,000)
Net earnings (loss) – pro forma	$(809,146)	$86,243	$(200,275)

Earnings (loss) per share:
Basic and diluted – as reported	$(0.27)	$0.03	$(0.05)
Basic and diluted – pro forma	(0.27)	0.03	(0.07)

The effects of applying SFAS No. 123 to provide pro forma disclosure are not likely to represent net earnings (loss) and earnings (loss) per share for future years since options vest over several years, additional awards may occur in future years, and assumptions used for any additional awards may vary from the current assumptions.

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

Comprehensive Income (loss).  There were no differences between net earnings (loss) and comprehensive income (loss) for the years ended September 30, 2003, 2002 and 2001.

Segment Information.  Phoenix Gold operates in a single industry segment as described in Note 10.  The Company uses a single manufacturing facility to produce similar products for its customers.  The same executive team manages the manufacturing facility and sales management for all processes.  Phoenix Gold does not manage using separate profit and loss analysis for individual processes or components of its business, nor does it have multiple facilities that produce different products.

Accounting Changes.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles Assets.  SFAS No. 142 changed the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach.  Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in the past business combinations, ceased upon adoption of SFAS No. 142.  Instead, goodwill and certain intangibles are now analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value.  SFAS No. 142 became effective for the Company’s fiscal year beginning October 1, 2002.

The Company completed the transitional goodwill impairment test and recorded an impairment loss of $68,000, net of an income tax benefit of $45,000, or $0.02 per share, for the year ended September 30, 2003.  In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of October 1, 2002.  Goodwill amortization expense for the years ended September 30, 2002 and 2001 was $50,000 and $43,000.

Included in other assets at September 30, 2003 are intangible assets of $204,000 consisting primarily of trademarks and a noncompetition agreement.  Amortization expense for the year ended September 30, 2003 was $127,000.  The estimated future amortization expense of the intangible assets for the years ending September 30, 2004, 2005 and 2006 is $119,000, $74,000 and $11,000.  It is estimated that the intangible assets will be fully amortized in fiscal 2006.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  Included in other accrued expenses at September 30, 2003 is an accrual of  $340,000 for estimated warranty liabilities.  A majority of the products sold by the Company are covered by a warranty.  The estimated warranty liability is based on historical experience and expectation of future conditions.  The Company’s historical experience indicates that substantially all warranty services are provided within one year of product sale.  Warranty services incurred for products more than one year after sale have not been significant.  Warranty expenses were $290,000 during the year ended September 30, 2003.

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

Reclassifications.  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.  The reclassifications had no effect on previously reported income (loss) from operations, net earnings (loss) or shareholders’ equity.

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

The Company accounted for the acquisition of assets under the purchase method of accounting and has included the results of operations of the assets since the date acquired.  The Company recorded approximately $1.1 million of accounts receivable, $900,000 of finished goods inventories, $56,000 of tangible personal property, $150,000 of intellectual property, $144,000 for the covenant not to compete and $186,000 for goodwill.  Depreciation for the tangible personal property is computed using the straight-line method over three years. Amortization for the covenant not to compete is computed using the straight-line method over four years.  Amortization for the intellectual property is computed using the straight-line method over five years.  As discussed in Note 1, goodwill is no longer amortized due to the adoption of SFAS No. 142.

The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of fiscal 2001.  The pro forma results give effect to the amortization of intellectual property, goodwill and the covenant not to compete and the effects on interest income, interest expense and income taxes.

2001

Net sales	$28,545,410
Net loss	(362,933)
Loss per share - basic and diluted	(0.12)

The proforma results may not be indicative of the results of operations that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

Note 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	2003	2002

Accounts receivable	$4,058,997	$3,905,939
Allowance for doubtful accounts	(300,000)	(295,000)
Total accounts receivable, net	$3,758,997	$3,610,939

Note 4 - INVENTORIES

Inventories consist of the following:

	2003	2002

Raw materials and work-in-process	$2,229,338	$2,924,498
Finished goods	4,925,117	4,841,025
Total inventories	$7,154,455	$7,765,523

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2003	2002

Machinery and equipment	$3,493,630	$3,691,770
Office equipment and furniture	1,767,609	1,741,398
Leasehold improvements	175,335	170,494
	5,436,574	5,603,662
Less accumulated depreciation and amortization	(4,452,492)	(4,501,164)
Total property and equipment, net	$984,082	$1,102,498

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

Note 6 - FINANCING AGREEMENT

A $3.5 million revolving operating line of credit is available through January 31, 2004.  Interest on the borrowings is equal to the bank’s prime lending rate plus 1% (5.00% at September 30, 2003).  Borrowings under the line of credit are limited to eligible accounts receivable and inventories and are subject to certain additional limits.  Borrowings under the line of credit are secured by cash and cash equivalents, accounts receivable and inventories.  The line of credit contains covenants which require a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to tangible net worth.  As of September 30, 2003, Phoenix Gold was eligible to borrow $3.5 million under the line of credit, of which borrowings of $541,684 were outstanding.  No borrowings were outstanding under the line of credit as of September 30, 2002.

Note 7 - TAXES

Income tax benefit (expense):

	2003	2002	2001
Current:
Federal	$73,000	$(86,000)	$(31,000)
State	—	(10,000)	(4,000)
Total current	73,000	(96,000)	(35,000)

Deferred:
Federal	310,000	23,000	120,000
State	40,000	3,000	14,000
Total deferred	350,000	26,000	134,000
Total	$423,000	$(70,000)	$99,000

Effective income tax rates are as follows:

	2003	2002	2001
Taxes at statutory federal income tax rate	34.0%	(34.0%)	34.0%
State taxes, net of federal benefit	4.4	(4.4)	4.4
Other, net	(2.0)	(4.0)	(0.5)
Total	36.4%	(42.4%)	37.9%

The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

	2003	2002

Deferred tax liability – depreciation	$(83,000)	$(81,000)

Deferred tax assets:
Net operating loss carryforwards	241,000	—
Accrued expenses	404,000	344,000
Deferred gain on sale of facility	216,000	254,000
Goodwill and other intangibles	374,000	340,000
Inventory valuation	328,000	228,000
Total deferred tax assets	1,563,000	1,166,000
Net deferred taxes	$1,480,000	$1,085,000

Current deferred tax asset	$973,000	$572,000
Long-term deferred tax asset	507,000	513,000
Net deferred taxes	$1,480,000	$1,085,000

At September 30, 2003, Phoenix Gold has a federal net operating loss carryforward of $530,000 available to offset future taxable income through 2023 and a state net operating loss carryforward of $860,000 available to offset future taxable income through 2018.  The Company has recorded a deferred tax asset for the tax benefit of such carryforwards.

Note 8 - COMMITMENTS

Phoenix Gold leases its office, warehouse and manufacturing facility under a ten-year operating lease agreement that expires on June 30, 2009.  Terms of the lease include an option to extend the length of the lease for ten additional years.

Minimum future rentals under operating leases having initial or remaining terms of one year or more are as follows:

September 30,
2004	$578,000
2005	593,000
2006	608,000
2007	623,000
2008	638,000
2009	488,000
Total	$3,528,000

Rent expense under operating leases for the years ended September 30, 2003, 2002 and 2001 was $587,000, $569,000 and $561,000.

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

Information relating to option activity for the Stock Option Plan is set forth below:

		Outstanding Options		Exercisable
	Shares Available for Option	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

September 30, 2000	184,880	310,375	$4.85	278,809	$4.87

Granted	(15,000)	15,000	1.28
Canceled	19,200	(19,200)	4.68
September 30, 2001	189,080	306,175	4.68	288,375	4.87

Granted	(15,000)	15,000	1.19
Canceled	40,250	(40,250)	4.75
September 30, 2002	214,330	280,925	4.48	253,741	4.83

Canceled	31,550	(31,550)	2.90
September 30, 2003	245,880	249,375	$4.69	241,875	$4.79

The following table summarizes information about stock options outstanding under the Stock Option Plan at September 30, 2003:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

		$1.28	15,000	7.3	$1.28	7,500	$1.28
$3.13	-	$3.38	5,600	0.9	3.25	5,600	3.25
$4.63	-	$4.75	147,375	1.7	4.69	147,375	4.69
$5.15	-	$5.50	80,000	2.0	5.29	80,000	5.29
		$11.75	1,400	2.3	11.75	1,400	11.75
			249,375	2.1	$4.69	241,875	$4.79

At September 30, 2003, nonqualified options to purchase 16,200 shares of common stock were outstanding at exercise prices ranging from $1.15 to $4.63 per share.  Such options become exercisable ratably over a three-year period and expire from 2004 to 2007.  At September 30, 2003, Phoenix Gold has reserved 511,455 shares of common stock for issuance upon exercise of the stock options.

During 1999, Phoenix Gold began acquiring shares of its common stock in connection with a stock repurchase program announced in November 1998.  That program authorized the Company to purchase common stock from time-to-time on the open market or pursuant to negotiated transactions at price levels the Company deemed attractive.  For the years ended September 30, 2003 and 2002, no shares were purchased.  For the year ended September 30, 2001, Phoenix Gold purchased 20,000 shares of common stock for $39,400.

Note 10 - SALES AND MAJOR CUSTOMERS

Phoenix Gold operates in a single industry segment:  the design, manufacture and sale of electronics, accessories and speakers for use in the audio market.  Net sales by geographic region are as follows:

	2003	2002	2001

United States	$19,277,837	$23,618,689	$21,539,403
International:
Europe	2,023,341	1,941,074	2,119,131
Asia	1,145,699	1,724,052	1,556,817
Other	2,384,659	2,282,943	1,982,804
Total international	5,553,669	5,948,069	5,658,752
Net sales	$24,831,536	$29,566,758	$27,198,155

No customer accounted for 10% or more of the Company’s net sales for the year ended September 30, 2003.  One customer accounted for 12.8% and 10.7% of the Company’s net sales during the years ended September 30, 2002 and 2001.  For the years ended September 30, 2003, 2002, and 2001, the Company’s five largest customers represented 29.5%, 31.7% and 29.7% of net sales.  As of September 30, 2003, no customer accounted for 10% or more of net accounts receivable.  As of September 30, 2002, one customer accounted for 13.7% of net accounts receivable.  As of September 30, 2003 and 2002, approximately 26.1% and 37.7% of net accounts receivable are attributable to export sales.

Note 11 - BENEFIT PLAN

Phoenix Gold has a profit sharing and 401(k) savings plan that covers substantially all employees.  Participating employees may defer a percentage of their compensation within certain regulatory limitations.  The Company matches 100% of employee contributions up to $750 of each participating employee’s compensation.  The matching contribution expense was $46,000, $44,000 and $45,000 for the years ended September 30, 2003, 2002 and 2001.

The profit sharing and 401(k) savings plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  No profit sharing expense was approved for the years ended September 30, 2003, 2002 and 2001.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of operating results by quarter for the years ended September 30, 2003 and 2002:

	December 31	March 31	June 30	September 30	Total

2003 quarter ended
Net sales	$5,223,934	$5,419,229	$8,032,132	$6,156,060	$24,831,536
Gross profit	1,114,913	1,154,357	2,191,242	1,278,593	5,739,105
Earnings (loss) before cumulative effect of accounting change	(286,019)	(375,616)	224,093	(301,604)	(739,146)
Net earnings (loss)	(354,019)	(375,616)	224,093	(301,604)	(807,146)
Earnings (loss) per share:
Before accounting change	(0.10)	(0.12)	0.07	(0.10)	(0.25)
Accounting change	(0.02)	—	—	—	(0.02)
Total	(0.12)	(0.12)	0.07	(0.10)	(0.27)

2002 quarter ended

Net sales	$6,860,245	$7,993,865	$8,063,132	$6,649,516	$29,566,758
Gross profit	1,448,221	1,867,204	2,055,820	1,274,189	6,645,434
Net earnings (loss)	6,525	84,635	214,370	(210,287)	95,243
Earnings (loss) per share	0.00	0.03	0.07	(0.07)	0.03

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX GOLD INTERNATIONAL, INC.

By:	/s/ Keith A. Peterson
Keith A. Peterson
Chairman and
Chief Executive Officer

Date:	December 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Keith A. Peterson	Chairman and Chief	December 19, 2003
Keith A. Peterson	Executive Officer
(Principal Executive Officer)

/s/ Timothy G. Johnson	President, Chief Operating	December 19, 2003
Timothy G. Johnson	Officer and Director

/s/ Joseph K. O’Brien	Vice President, Chief Financial	December 19, 2003
Joseph K. O’Brien	Officer and Secretary (Principal
Financial and Accounting Officer)

/s/ Robert A. Brown	Director	December 19, 2003
Robert A. Brown

/s/ Edward A. Foehl	Director	December 19, 2003
Edward A. Foehl

/s/ Frank G. Magdlen	Director	December 19, 2003
Frank G. Magdlen

EXHIBIT INDEX

Exhibit	Description

14	Code of Ethics adopted for the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certain Factors to Consider in Connection with Forward-Looking Statements